Form 10-Q
period 2017-06-30
Venator Materials PLC
filed 2017-08-28
CIK 1705682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Check one)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38176

Venator Materials PLC

(Exact name of registrant as specified in its charter)

England and Wales	98‑1373159
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Titanium House, Hanzard Drive, Wynyard Park,

Stockton-On-Tees, TS22, 5FD, United Kingdom

+44 (0) 1740 608 001

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

YES ☐ NO ☑

As of August 16, 2017, the registrant has outstanding 106,271,712 shares of Common Stock, $0.001 par value per share.

VENATOR MATERIALS PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2017

Venator Materials PLC and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10‑Q for the three months ended June 30, 2017 (“Quarterly Report”) are the property of Venator Materials PLC or our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report contains "forward-looking statements" within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety (“EHS”) matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include volatile global economic conditions; cyclical and volatile titanium dioxide (“TiO2”) products markets; highly competitive industries and the need to innovate and develop new products; increased manufacturing regulations for some of our products, including the outcome of the pending potential classification of TiO2 as a carcinogen in the European Union and any resulting increased regulation; disruptions in production at our manufacturing facilities; fluctuations in currency exchange rates and tax rates; price volatility or interruptions in supply of raw materials and energy; changes to laws, regulations or the interpretation thereof; significant investments associated with efforts to transform our business; differences in views with our joint venture participants; high levels of indebtedness; EHS laws and regulations; our ability to obtain future capital on favorable terms; seasonal sales patterns in our product markets; legal claims against us, including antitrust claims; our ability to adequately protect our critical information technology systems; economic conditions and regulatory changes following the United Kingdom’s likely exit from the European Union; failure to maintain effective internal controls over financial reporting and disclosure; our indemnification of Huntsman Corporation (“Huntsman”) and other commitments and contingencies; financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners; failure to enforce our intellectual property rights; our ability to effectively manage our labor force; conflicts, military actions, terrorist attacks and general instability; and our ability to realize the expected benefits of our separation from Huntsman.

All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable law.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward‑looking statements contained in or contemplated by this report. Any forward‑looking statements should be considered in light of the risks set forth in our Risk Factors previously disclosed in our Prospectus (the “Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2017 pursuant to Rule 424(b) of the Securities Act.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30,
(Dollars in thousands, except par value)	2017
ASSETS
Current assets:
Cash and cash equivalents	$20
Total current assets	20
Noncurrent assets	—
Total assets	$20
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable to affiliates	$20
Total current liabilities	20
Noncurrent liabilities	—
Total liabilities	20
Equity
Subscriber shares ($1.28 par value per share, 50,000 shares authorized and subscribed)	64
Redeemable shares ($1.28 par value per share, 50,000 shares authorized and subscribed)	64
Ordinary share ($1.00 par value per share, 1 share authorized and subscribed)	—
Shares receivable from Huntsman International	(128)
Total equity	—
Total liabilities and equity	$20

See notes to unaudited balance sheet.

VENATOR MATERIALS PLC

NOTES TO UNAUDITED CONSOLIDATED BALANCE SHEET

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

Venator Materials PLC (the “Company”), a company incorporated in the United Kingdom, was formed on April 28, 2017 and has a single wholly-owned subsidiary, Venator Finance S.à.r.l. Upon our formation, we issued 50,000 of our ordinary shares, par value £1 per share (the "Subscriber Shares"), to Huntsman International (Netherlands) B.V., an indirect wholly-owned subsidiary of Huntsman International LLC (“Huntsman”). On June 30, 2017, (a) Huntsman International (Netherlands) B.V. transferred the Subscriber Shares to Huntsman, and (b) we issued 50,000 redeemable shares, par value £1 per share, and one ordinary share, par value $1 per share, to Huntsman International, all of which (including the Subscriber Shares) were repurchased by us prior to the consummation of our initial public offering (“IPO”). These amounts are reflected in the accompanying consolidated balance sheet as a reduction of equity.

Basis of Presentation

The accompanying consolidated balance sheet of the Company is prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE 2. SUBSEQUENT EVENTS

Initial Public Offering

On August 8, 2017, we completed our IPO of 26,105,000 ordinary shares, par value $0.001 per share (the “Ordinary Shares”), which includes 3,405,000 Ordinary Shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the Ordinary Shares were sold by Huntsman, and we did not receive any proceeds from the offering. The Ordinary Shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.” In conjunction with the IPO, the Company assumed the Titanium Dioxide and Performance Additives businesses of Huntsman and the related assets, liabilities and obligations and operations. After the IPO, the Company operates in two segments, Titanium Dioxide and Performance Additives. Following the IPO, Huntsman owns approximately 75% of Venator’s outstanding Ordinary Shares. The material terms of the IPO are described in the Prospectus.

Senior Credit Facilities and Senior Notes

On August 8, 2017, in connection with the IPO and our separation from Huntsman, we entered into new financing arrangements and incurred new debt, including borrowings of $375 million under a new senior secured term loan facility with a maturity of seven years (the “Term Loan Facility”). In addition to the Term Loan Facility, we entered into a $300 million asset-based revolving lending facility with a maturity of five years (the “ABL facility” and, together with the term loan facility, the “Senior Credit Facilities”). On July 14, 2017, in connection with the IPO and the Separation, our subsidiary Venator Finance S.à.r.l. along with Venator Materials LLC, a related party, issued $375,000,000 in aggregate principal amount of 5.75% of Senior Notes due 2025 (the “Senior Notes”).

Venator Materials PLC evaluated subsequent events through August 28, 2017, the date this balance sheet was available to be issued.

VENATOR

(COMBINED DIVISIONS OF HUNTSMAN CORPORATION)

CONDENSED COMBINED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$34	$29
Accounts receivable (net of allowance for doubtful accounts of $4 each)(a)	402	247
Accounts receivable from affiliates	200	243
Inventories(a)	431	426
Prepaid expenses	9	11
Other current assets	68	59
Current assets of discontinued operations	—	84
Total current assets	1,144	1,099
Property, plant and equipment, net(a)	1,189	1,178
Intangible assets, net(a)	22	23
Investment in unconsolidated affiliates	72	85
Deferred income taxes	157	142
Notes receivable from affiliates	57	57
Other noncurrent assets	36	35
Noncurrent assets of discontinued operations	—	42
Total assets	$2,677	$2,661
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$292	$297
Accounts payable to affiliates	629	695
Accrued liabilities(a)	211	146
Current portion of debt(a)	3	10
Current liabilities of discontinued operations	—	27
Total current liabilities	1,135	1,175
Long-term debt	11	13
Long-term debt to affiliates	90	882
Deferred income taxes	10	12
Other noncurrent liabilities	326	324
Noncurrent liabilities of discontinued operations	—	78
Total liabilities	1,572	2,484
Commitments and contingencies (Notes 10 and 11)
Equity
Parent’s net investment and advances	1,410	588
Accumulated other comprehensive loss	(316)	(423)
Venator equity	1,094	165
Noncontrolling interest in subsidiaries	11	12
Total equity	1,105	177
Total liabilities and equity	$2,677	$2,661

(a)

At June 30, 2017 and December 31, 2016, respectively, $5 and $4 of cash and cash equivalents, $6 each of accounts receivable, (net), $1 each of inventories, $4 each of property, plant and equipment, (net), $19 and $20 of intangible assets, (net), $1 each of accounts payable, $3 and $4 of accrued liabilities, and $2 each of current portion of debt, from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed combined financial statements.

VENATOR

(COMBINED DIVISIONS OF HUNTSMAN CORPORATION)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Trade sales, services and fees, net	$562	$576	$1,099	$1,116
Cost of goods sold	479	543	942	1,056
Operating expenses:
Selling, general and administrative (includes corporate allocations of $28, $26, $52 and $49, respectively)	57	60	108	113
Restructuring, impairment and plant closing costs	7	13	33	24
Other income, net	(40)	(18)	(30)	(11)
Total expenses	24	55	111	126
Operating income (loss)	59	(22)	46	(66)
Interest expense	(10)	(16)	(24)	(30)
Interest income	1	7	3	11
Other income	—	1	—	1
Income (loss) from continuing operations before income taxes	50	(30)	25	(84)
Income tax (expense) benefit	(16)	6	(12)	7
Income (loss) from continuing operations	34	(24)	13	(77)
Income from discontinued operations, net of tax	—	1	8	6
Net income (loss)	34	(23)	21	(71)
Net income attributable to noncontrolling interests	(3)	(3)	(6)	(5)
Net income (loss) attributable to Venator	$31	$(26)	$15	$(76)

See notes to unaudited condensed combined financial statements.

VENATOR

(COMBINED DIVISIONS OF HUNTSMAN CORPORATION)

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Net income (loss)	$34	$(23)	$21	$(71)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	74	(14)	79	(61)
Pension and other postretirement benefits adjustments	24	4	28	12
Other comprehensive income (loss), net of tax:	98	(10)	107	(49)
Comprehensive income (loss)	132	(33)	128	(120)
Comprehensive income attributable to noncontrolling interest	(3)	(3)	(6)	(5)
Comprehensive income (loss) attributable to Venator	$129	$(36)	$122	$(125)

See notes to unaudited condensed combined financial statements.

VENATOR

(COMBINED DIVISIONS OF HUNTSMAN CORPORATION)

CONDENSED COMBINED STATEMENTS OF EQUITY

(Unaudited)

	Venator Equity
	Parent’s Net	Accumulated
	Investment	Other	Noncontrolling
	and	Comprehensive	Interest in
(Dollars in millions)	Advances	Loss	Subsidiaries	Total
Balance, January 1, 2017	$588	$(423)	$12	$177
Net income	15	—	6	21
Net changes in other comprehensive income	—	107	—	107
Dividends paid to noncontrolling interests	—	—	(6)	(6)
Net changes in parent’s net investment and advances	807	—	(1)	806
Balance, June 30, 2017	$1,410	$(316)	$11	$1,105

	Venator Equity
	Parent’s Net	Accumulated
	Investment	Other	Noncontrolling
	and	Comprehensive	Interest in
(Dollars in millions)	Advances	Loss	Subsidiaries	Total
Balance, January 1, 2016	$1,112	$(401)	$17	$728
Net (loss) income	(76)	—	5	(71)
Net changes in other comprehensive loss	—	(49)	—	(49)
Dividends paid to noncontrolling interests	—	—	(8)	(8)
Net changes in parent’s net investment and advances	(316)	—	(1)	(317)
Balance, June 30, 2016	$720	$(450)	$13	$283

See notes to unaudited condensed combined financial statements.

VENATOR

(COMBINED DIVISIONS OF HUNTSMAN CORORATION)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(Dollars in millions)	2017	2016
Operating Activities:
Net income (loss)	$21	$(71)
Income from discontinued operations, net of tax	(8)	(6)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	59	54
Deferred income taxes	1	(11)
Noncash restructuring charges	6	8
Noncash interest	20	21
Noncash loss on foreign currency transactions	6	2
Insurance proceeds for business interruption, net of gain on recovery	28	—
Other, net	4	4
Changes in operating assets and liabilities:
Accounts receivable	(156)	(22)
Inventories	12	101
Prepaid expenses	2	2
Other current assets	(4)	2
Other noncurrent assets	2	(5)
Accounts payable	(7)	(26)
Accrued liabilities	—	(24)
Other noncurrent liabilities	(16)	(4)
Net cash (used in) provided by operating activities from continuing operations	(30)	25
Net cash provided by operating activities from discontinued operations	1	8
Net cash (used in) provided by operating activities	(29)	33
Investing Activities:
Capital expenditures	(40)	(57)
Insurance proceeds for recovery of property damage	50	—
Net advances to affiliates	91	84
Repayment of government grant	(5)	—
Cash received from unconsolidated affiliates	27	19
Investment in unconsolidated affiliates	(19)	(13)
Net cash provided by investing activities from continuing operations	104	33
Net cash used in investing activities from discontinued operations	(1)	(4)
Net cash provided by investing activities	103	29
Financing Activities:
Repayment of long-term debt	(5)	—
Net repayments on affiliate accounts payable	(60)	(47)
Dividends paid to noncontrolling interest	(6)	(8)
Net cash used in financing activities from continuing operations	(71)	(55)
Net cash used in financing activities from discontinued operations	—	(2)
Net cash used in financing activities	(71)	(57)
Effect of exchange rate changes on cash	1	—
Net change in cash and cash equivalents, including discontinued operations	4	5
Cash and cash equivalents at beginning of period, including discontinued operations	30	22
Cash and cash equivalents at end of period, including discontinued operations	$34	$27

Supplemental cash flow information:
Cash paid for interest	$2	$2
Cash paid for income taxes	4	3
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of June 30, 2017 and 2016, respectively	$9	$11
Received settlements of notes receivable from affiliates	—	229
Settled long-term debt to affiliates	792	15

See notes to unaudited condensed combined financial statements.

VENATOR

(COMBINED DIVISIONS OF HUNTSMAN CORPORATION)

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1. GENERAL, DESCRIPTION OF BUSINESS, RECENT DEVELOPMENTS AND BASIS OF PRESENTATION

General

Except when the context otherwise requires or where otherwise indicated, (1) all references to "Venator," the "Company," "we," "us" and "our" refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman and assume the completion of the Separation (defined below), (2) all references to "Huntsman" refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, other than us, (3) all references to the "Titanium Dioxide" segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and  Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the "Performance Additives" segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to "other businesses" refer to certain businesses that Huntsman retained in connection with the Separation and that are reported as discontinued operations in our condensed combined financial statements, (6) all references to "Huntsman International" refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman, a shareholder and the entity through which Huntsman operates all of its businesses, and (7) we refer to the internal reorganization prior to our initial public offering, the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the Senior Credit Facilities (defined below) and Senior Notes (defined below), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the "Separation" and (8) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

Description of Business

Venator operates in two segments: Titanium Dioxide and Performance Additives. The Titanium Dioxide segment manufactures and sells primarily TiO2, and operates eight TiO2 manufacturing facilities across the globe, predominantly in Europe. The Performance Additives segment manufactures and sells functional additives, color pigments, timber treatment and water treatment chemicals. This segment operates 19 color pigments, functional additives, water treatment and timber treatment manufacturing and processing facilities in Europe, North America, Asia and Australia.

Recent Developments

Initial Public Offering and Separation

On August 8, 2017, we completed our initial public offering (the “IPO”) of 26,105,000 ordinary shares, par value $0.001 per share (the “Ordinary Shares”), which includes 3,405,000 Ordinary Shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the Ordinary Shares were sold by Huntsman, and we did not receive any proceeds from the offering. The Ordinary Shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.” Following the IPO, Huntsman owns approximately 75% of Venator’s outstanding Ordinary Shares. The material terms of the IPO are described in the Prospectus.

In connection with the IPO and the Separation, Venator and Huntsman entered into certain agreements that allocated between Venator and Huntsman the various assets, employees, liabilities and obligations that were previously part of Huntsman and that govern various interim and ongoing relationships between the parties.

Senior Credit Facilities and Senior Notes

On August 8, 2017, in connection with the IPO and the Separation, we entered into new financing arrangements and incurred new debt, including borrowings of $375 million under a new senior secured term loan facility with a maturity of seven years (the “Term Loan Facility”). In addition to the Term Loan Facility, we entered into a $300 million asset-based revolving lending facility with a maturity of five years (the “ABL facility” and, together with the term loan facility, the “Senior Credit Facilities”). On July 14, 2017, in connection with the IPO and the Separation, our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC, issued $375,000,000 in aggregate principal amount of 5.75% of Senior Notes due 2025 (the “Senior Notes”). Promptly following consummation of the Separation, the proceeds of the Senior Notes were released from escrow and Venator used the net proceeds of the Senior Notes and borrowings under the Term Loan Facility to repay intercompany debt owed to Huntsman and to pay related fees and expenses. See “Note 7. Related Party Financing” for further discussion of our debt owed to Huntsman.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and it is currently not fully operational. We are committed to repairing the facility as quickly as possible and a portion of our white end production became operational during the second quarter of 2017. During the first half of 2017, we recorded a loss of $32 million for the write-off of fixed assets and lost inventory in other operating income, net in our condensed combined statements of operations. In addition, we recorded a loss of $15 million of costs for cleanup of the facility in other operating income, net through June 30, 2017. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million. The fire at our Pori facility did not have a material impact on our 2017 second quarter operating results as losses incurred were offset by insurance proceeds. On February 9, 2017 and May 2, 2017, we received $54 million and $76 million, respectively, as partial progress payments from our insurer. During the first six months of 2017, we recorded $84 million of income related to property damage and business interruption insurance recoveries in other operating income, net in our condensed combined statements of operations to offset property damage and business interruption losses recorded during the period. In addition, we recorded $46 million as deferred income in accrued liabilities as of June 30, 2017 for insurance proceeds received for costs not yet incurred. On July 10, 2017, we received an additional progress payment of $11 million from our insurer.

Basis of Presentation

Venator’s unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP") and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income (loss), financial position and cash flows for the periods presented. Results of interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements and notes to combined financial statements included in the Prospectus.

Venator’s operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of the Titanium Dioxide and Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives businesses are the primary beneficiaries. The unaudited condensed combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to Venator, as well as allocations of direct and indirect corporate expenses, which are based upon an allocation method that in the opinion of management is reasonable. Such corporate cost allocation transactions between Venator and Huntsman have been considered to be effectively settled for cash in the condensed combined financial statements at the time the transaction is recorded and the net effect of the settlement of these intercompany transactions is reflected in the condensed combined statements of cash flows as a financing activity. Because the historical condensed combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical condensed combined financial information includes the results of operations of other Huntsman businesses are not a part of our operations after the Separation. We report the results of those other businesses as discontinued operations. See “Note 3. Discontinued Operations” for further discussion of discontinued operations.

In addition, the unaudited condensed combined financial statements have been prepared from Huntsman’s historical accounting records and are presented on a stand-alone basis as if Venator’s operations had been conducted separately from Huntsman; however, Venator did not operate as a separate, stand-alone entity for the periods presented and, as such, the condensed combined financial statements may not be indicative of the financial position, results of operations and cash flows had Venator been a stand-alone company.

For purposes of these unaudited condensed combined financial statements, all significant transactions with Huntsman International have been included in group equity. All intercompany transactions within the combined business have been eliminated.

Huntsman’s executive, information technology, EHS and certain other corporate departments perform certain administrative and other services for Venator. Additionally, Huntsman performs certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator are determined based on specific services provided or are allocated based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of $28 million and $26 million for the three months ended June 30, 2017 and 2016, respectively, and $52 million and $49 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2017

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015‑11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU do not apply to inventory that is measured using last-in first-out ("LIFO") or the retail inventory method, but rather does apply to all other inventory, which includes inventory that is measured using first-in first-out or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively. We adopted the amendments in this ASU effective January 1, 2017, and the initial adoption of the amendment in this ASU did not have a significant impact on our condensed combined financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014‑09 for all entities by one year. Further, in March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively, and early application is permitted. We are currently performing the analysis identifying areas that will be impacted by the adoption of the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 on our condensed combined financial statements. At this time, other than additional required disclosures, we do not expect the adoption of the amendments in these ASUs to have a significant impact on our financial statements. The standard will be adopted in our fiscal year 2018 and we have elected the modified retrospective approach as the transition method.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted for all entities. Reporting entities are required to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of the amendments in this ASU on our financial statements and believe, based on our preliminary assessment, that we will record significant additional right-of-use assets and lease obligations.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We do not expect the adoption of the amendments in this ASU to have a significant impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016‑16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU require entities to recognize the current and deferred income taxes for an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to deferring the recognition of the income tax consequences until the asset has been sold to an outside party. The amendments in this ASU are effective for annual reporting periods beginning after December 31, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect the adoption of the amendments in this ASU to have a significant impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We do not expect the adoption of the amendments in this ASU to have a significant impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. We do not expect the adoption of the amendments in this ASU to have a significant impact on our financial statements.

In March 2017, the FASB issued ASU No. 2017‑07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. The amendments in this ASU will impact the presentation of our financial statements. Our current presentation of service cost components is consistent with the amendments in this ASU. Upon adoption of the amendments in this ASU, we expect to present the other components within other nonoperating income, whereas we currently present these within cost of goods sold and selling, general and administrative expenses.

NOTE 3. DISCONTINUED OPERATIONS

The Titanium Dioxide, Performance Additives and other businesses were included in Huntsman's financial results in different legal forms, including, but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities that are comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide, Performance Additives and other businesses are the primary beneficiaries. Because the historical condensed combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical condensed combined financial information includes the results of operations of other Huntsman businesses that are not a part of our operations after the Separation. The legal entity structure of Huntsman was reorganized during the fourth quarter of 2016 and the second quarter of 2017 such that the other businesses would not be included in Venator’s legal entity structure and as such, the discontinued operations presented below reflect financial results of the other businesses through the date of such reorganization.

The following table summarizes the balance sheet data for discontinued operations:

December 31,
(Dollars in millions)	2016
ASSETS
Current assets:
Cash and cash equivalents	$1
Accounts receivable (net of allowance for doubtful accounts of $1)	10
Accounts receivable from affiliates	61
Inventories	9
Prepaid expenses	1
Other current assets	2
Total current assets of discontinued operations	84
Property, plant and equipment, net	19
Intangible assets, net	2
Deferred income taxes	21
Noncurrent assets of discontinued operations	42
Total assets of discontinued operations	$126
LIABILITIES
Current liabilities:
Accounts payable	$7
Accounts payable to affiliates	2
Accrued liabilities	18
Total current liabilities of discontinued operations	27
Deferred income taxes	1
Other noncurrent liabilities	77
Noncurrent liabilities of discontinued operations	78
Total liabilities of discontinued operations	$105

The following table summarizes the operations data for discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Revenues:
Trade sales, services and fees, net	$—	$29	$15	$55
Related party sales	—	17	17	36
Total revenues	—	46	32	91
Cost of goods sold	—	38	26	74
Operating expenses:
Selling, general and administrative (includes corporate allocations of nil, $2, $2 and $3, respectively)	—	6	(7)	10
Restructuring, impairment and plant closing costs	—	—	1	—
Other (income) expense, net	—	(1)	1	(1)
Total expenses (income)	—	5	(5)	9
Income from discontinued operations before tax	—	3	11	8
Income tax expense	—	(2)	(3)	(2)
Net income from discontinued operations	$—	$1	$8	$6

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using the average cost method. Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
(Dollars in millions)	2017	2016
Raw materials and supplies	$154	$134
Work in process	46	46
Finished goods	231	246
Total	$431	$426

NOTE 5. VARIABLE INTEREST ENTITIES

We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

•

Pacific Iron Products Sdn Bhd is our 50%-owned joint venture with Coogee Chemicals that manufactures products for Venator. It was determined that the activities that most significantly impact its economic performance are raw material supply, manufacturing and sales. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing. As a result, we concluded that we are the primary beneficiary.

•

Viance, LLC ("Viance") is our 50%-owned joint venture with Dow Chemical Company. Viance markets timber treatment products for Venator. We have determined that the activity that most significantly impacts Viance’s economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at June 30, 2017, the joint ventures’ assets, liabilities and results of operations are included in Venator’s condensed combined financial statements.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Revenues	$32	$30	$66	$59
Income from continuing operations before income taxes	5	6	12	10
Net cash provided by operating activities	7	5	14	12

NOTE 6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency. As of June 30, 2017 and December 31, 2016, accrued restructuring and plant closing costs by type of cost and initiative consisted of the following:

		Other
	Workforce	restructuring
(Dollars in millions)	reductions(1)	costs	Total(2)
Accrued liabilities as of December 31, 2016	$21	$—	$21
2017 charges	19	8	27
2017 payments	(8)	(8)	(16)
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of June 30, 2017	$33	$—	$33

(1)	The total workforce reduction reserves of $33 million relate to the termination of 335 positions, of which zero positions had been terminated as of June 30, 2017.
(2)	Accrued liabilities remaining at June 30, 2017 and December 31, 2016 by year of initiatives were as follows:

	June 30,	December 31,
(Dollars in millions)	2017	2016
2015 initiatives and prior	$14	$21
2016 initiatives	—	—
2017 initiatives	19	—
Total	$33	$21

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative:

	Titanium	Performance	Discontinued
(Dollars in millions)	Dioxide	Additives	Operations	Total
Accrued liabilities as of December 31, 2016	$12	$9	$1	$21
2017 charges	21	6	—	27
2017 payments	(10)	(6)	—	(16)
Net activity due to discontinued operations	—	—	(1)	—
Foreign currency effect on liability balance	1	—	—	1
Accrued liabilities as of June 30, 2017	$24	$9	$—	$33

Current portion of restructuring reserves	$20	$9	$—	$29
Long-term portion of restructuring reserve	4	—	—	4

Details with respect to cash and noncash restructuring charges and impairment of assets for the three and six months ended June 30, 2017 and 2016 by initiative are provided below:

	Three months ended	Six months ended
(Dollars in millions)	June 30, 2017	June 30, 2017
Cash charges	$4	$27
Impairment of assets	3	3
Other noncash charges	—	3
Total 2017 Restructuring, Impairment and Plant Closing Costs	$7	$33

	Three months ended	Six months ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Cash charges	$10	$16
Accelerated depreciation	3	7
Other noncash charges	—	1
Total 2016 Restructuring, Impairment and Plant Closing Costs	$13	$24

Restructuring Activities

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $1 million and $4 million for the three and six months ended June 30, 2016, respectively. We expect to incur additional charges of approximately $6 million through the end of 2017.

In February 2015, we announced a plan to close the black end manufacturing operations and ancillary activities at our Calais, France site, which will reduce our TiO2 capacity by approximately 100 kilotons, or 11% of our European TiO2 capacity. In connection with this closure, we recorded restructuring expense of nil and $1 million in the three and six months ended June 30, 2016, respectively. All expected charges have been incurred as of the end of 2016.

In March 2015, we implemented a restructuring program in our color pigments business. In connection with this restructuring, we recorded restructuring expenses of approximately $2 million and $5 million in the three months ended June 30, 2017 and 2016, respectively, and $5 million and $8 million in the six months ended June 30, 2017 and 2016, respectively. We expect to incur additional charges of approximately $2 million through the end of 2017.

In July 2016, we announced plans to close our Umbogintwini, South Africa TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of approximately $1 million and $2 million for the three and six months ended June 30, 2017, respectively. We expect to incur additional charges of approximately $3 million through the end of the third quarter of 2018.

In March 2017, we announced a plan to close the white end finishing and packaging operation of our TiO2 manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of nil and $22 million in the three and six months ended June 30, 2017, respectively. We recorded $3 million and $7 million of accelerated depreciation on the remaining long-lived assets associated with this manufacturing facility during the three and six months ended June 30, 2016, respectively. We expect to incur additional charges of approximately $41 million through the end of 2021.

NOTE 7. RELATED PARTY FINANCING

As of June 30, 2017, and prior to the Separation, Venator received financing from Huntsman through participation in a cash pooling program and through long-term financing. Following the Separation, Venator has not received any funding through the Huntsman cash pooling program. All Huntsman receivables or payables were eliminated in connection with the Separation, other than a payable to Huntsman for certain post-Separation adjustments relating to, among other things, cash held by Venator and Pori insurance proceeds.

Cash Pooling Program

Venator has historically addressed cash flow needs by participating in a cash pooling program with Huntsman.  Cash pooling transactions were recorded as either amounts receivable from affiliates or amounts payable to affiliates and are presented as "Net advances to affiliates" and "Net borrowings on affiliate accounts payable" in the investing and financing sections, respectively, in the condensed combined statements of cash flows. Interest income was earned if an affiliate was a net lender to the cash pool and paid if an affiliate was a net borrower from the cash pool based on a variable interest rate determined historically by Huntsman.

Notes Receivable and Payable of Venator to Huntsman

As of June 30, 2017 and December 31, 2016, Venator had notes receivable outstanding from affiliates of $57 million each, and notes payable outstanding to affiliates totaling $90 million and $882 million, respectively. The borrowers and lenders are subsidiaries of Huntsman International and the notes are unsecured. Under the terms of the notes, Venator promises to pay interest on the unpaid principal amounts at a rate per annum as determined from time to time by Huntsman International. As of June 30, 2017, the average interest rate on notes receivable and notes payable was 4%. All Huntsman receivables or payables were eliminated in connection with the Separation, other than a payable to Huntsman for certain post-Separation adjustments relating to, among other things, cash held by Venator and Pori insurance proceeds.

A/R Programs

Certain of our entities participated in the accounts receivable securitization programs ("A/R Programs") sponsored by Huntsman International. Under the A/R Programs, such entities sold certain of their trade receivables to Huntsman International. Huntsman International granted an undivided interest in these receivables to a special purpose entity, which served as security for the issuance of debt of Huntsman International. On April 21, 2017, Huntsman International amended its accounts receivable securitization facilities, which among other things removed existing receivables sold into the program by Venator and at which time we discontinued our participation in the A/R Programs.

As of December 31, 2016, Huntsman International had $106 million of net receivables in their A/R Programs and reflected on their balance sheet associated with Venator. The entities allocated losses on the A/R Programs for the three months ended June 30, 2017 and 2016 were nil and $1 million, respectively, and for the six months ended June 30, 2017 and 2016 were $1 million and $3 million, respectively. The allocation of losses on sale of accounts receivable is based upon the pro-rata portion of total receivables sold into the securitization program as well as other program and interest expenses associated with the A/R Programs.

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Venator is exposed to market risks associated with foreign exchange risk. Venator’s cash flows and earnings are subject to fluctuations due to exchange rate variation. Venator’s revenues and expenses are denominated in various foreign currencies. Prior to the Separation, from time to time, Huntsman International, or its subsidiaries, on behalf of Venator, entered into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, Venator generally netted multicurrency cash balances among its subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). Venator does not hedge its foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on its cash flows and earnings. As of June 30, 2017 and December 31, 2016, Huntsman International or its subsidiaries, on behalf of Venator, had approximately $70 million and $88 million in notional amount (in U.S. dollar equivalents) outstanding, respectively, in forward foreign currency contracts with a term of approximately one month.

NOTE 9. INCOME TAXES

Venator uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of Venator and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable tax jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

We recorded income tax expense of $16 million and income tax benefit of $6 million for the three months ended June 30, 2017 and 2016, respectively, and income tax expense of $12 million and income tax benefit of $7 million for the six months ended June 30, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

For U.S. federal income tax purposes Huntsman will recognize a gain as a result of the internal restructuring and IPO to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the Separation. To the extent any such gain is recognized, the basis of the assets associated with our U.S. businesses will be increased. This basis step up will give rise to a deferred tax asset that may be subject to a valuation allowance.

Pursuant to the Tax Matters Agreement entered into at the time of the Separation, we are required to make a future payment to Huntsman for any actual U.S. federal income savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our Ordinary Shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $83 million.

The actual amount of any gain recognized and any corresponding basis increase will not be known until the filing of the tax returns for 2017. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized, the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Guarantees

Substantially all of our U.S. operations and certain of their foreign subsidiary holdings fully and unconditionally guaranteed Huntsman International’s outstanding notes. Subsequent to the business separation, such operations and entities will no longer guarantee Huntsman International’s outstanding notes. As of June 30, 2017 and December 31, 2016, Huntsman International and its guarantors had third-party debt outstanding of $3,746 million and $3,793 million, respectively. As of June 30, 2017 and December 31, 2016, our U.S. operations and certain of our foreign subsidiaries had total assets, excluding intercompany amounts, of $462 million and $502 million, respectively.

Legal Proceedings

Antitrust Matters

We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we, our co-defendants and other alleged co-conspirators conspired to fix prices of TiO2 sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were E. I. du Pont de Nemours and Company ("DuPont"), Kronos and National Titanium Dioxide Company, Ltd. ("Cristal") (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased TiO2 directly from the defendants (the "Direct Purchasers") since February 1, 2003. On December 13, 2013, we and all other defendants settled the Direct Purchasers litigation and the court approved the settlement. We paid the settlement in an amount immaterial to our condensed combined financial statements.

On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the

"Opt-Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. On February 26, 2016, we reached an agreement to settle the Opt-Out Litigation and subsequently paid the settlement in an amount immaterial to our condensed combined financial statements.

We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from TiO2 (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing TiO2. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of nine states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state. The parties have entered into a settlement, subject to court approval, for an amount immaterial to our condensed combined financial statements.

On August 23, 2016, we were named as a defendant in a fourth civil antitrust suit filed in the U.S. District Court for the Northern District of California by an Indirect Purchaser, Home Depot. Home Depot is an Indirect Purchaser primarily through paints it purchases from various manufacturers. We settled this matter and the court dismissed the case on May 31, 2017 for an amount immaterial to our condensed combined financial statements.

These Indirect Purchasers seek injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in these condensed combined financial statements, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

NOTE 11. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2017 and 2016, our capital expenditures for EHS matters totaled $3 million and $6 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of June 30, 2017 and December 31, 2016, we had environmental reserves of $13 million and $12 million, respectively. We may incur losses for environmental remediation.

Environmental Matters

We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France, can hold past owners and/or operators liable for remediation at former facilities. We have not been notified by third parties of claims against us for cleanup liabilities at former facilities or third-party sites, including, but not limited to, sites listed under CERCLA.

Under the Resource Conservation and Recovery Act in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as France and Italy.

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following:

		Pension and other	Other
	Foreign	postretirement	comprehensive		Amounts
	currency	benefits	income of		attributable to	Amounts
	translation	adjustments,	unconsolidated		noncontrolling	attributable to
(Dollars in millions)	adjustment(a)	net of tax(b)	affiliates	Total	interests	Venator
Beginning balance, January 1, 2017	$(112)	$(306)	$(5)	$(423)	$—	$(423)
Adjustments related to other entities under common control	5	24	—	29	—	29
Tax expense	—	(3)	—	(3)	—	(3)
Other comprehensive income before reclassifications	72	—	—	72	—	72
Tax benefit	2	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	7	—	7	—	7
Tax expense	—	—	—	—	—	—
Net current-period other comprehensive income	79	28	—	107	—	107
Ending balance, June 30, 2017	$(33)	$(278)	$(5)	$(316)	$—	$(316)

		Pension and other	Other
	Foreign	postretirement	comprehensive		Amounts
	currency	benefits	income of		attributable to	Amounts
	translation	adjustments,	unconsolidated		noncontrolling	attributable to
(Dollars in millions)	adjustment(d)	net of tax(e)	affiliates	Total	interests	Venator
Beginning balance, January 1, 2016	$(144)	$(252)	$(5)	$(401)	$—	$(401)
Adjustments related to other entities under common control	1	1	—	2	—	2
Tax expense	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications	(62)	6	—	(56)	—	(56)
Tax expense	—	(1)	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	5	—	5	—	5
Tax benefit	—	1	—	1	—	1
Net current-period other comprehensive (loss) income	(61)	12	—	(49)	—	(49)
Ending balance, June 30, 2016	$(205)	$(240)	$(5)	$(450)	$—	$(450)

(a)	Amounts are net of tax of $2 million and nil as of June 30, 2017 and January 1, 2017, respectively.
(b)	Amounts are net of tax of $53 million and $56 million as of June 30, 2017 and January 1, 2017, respectively.
(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.
(d)	Amounts are net of tax of nil as of June 30, 2016 and January 1, 2016, each.
(e)	Amounts are net of tax of $60 million at June 30, 2016 and January 1, 2016, each.

	Three months ended		Six months ended
	June 30,		June 30,		Affected line item in the statement
(Dollars in millions)	2017	2016	2017	2016	where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$4	$3	$8	$5	(b)
Prior service credit	(1)	—	(1)	—	(b)
Total amortization	3	3	7	5	Total before tax
Income tax benefit	—	1	—	1	Income tax (expense) benefit
Total reclassifications for the period	$3	$4	$7	$6	Net of tax

(a)	Pension and other postretirement benefit amounts in parentheses indicate credits on our combined statements of operations.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs.

NOTE 13. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of commodity chemical products. We have reported our operations through our two segments, Titanium Dioxide and Performance Additives, and organized our business and derived our operating segments around differences in product lines. We have historically conducted other business within components of legal entities we operated in conjunction with Huntsman businesses, and such businesses are included within the corporate and other line item below.

The major product groups of each reportable operating segment are as follows:

Segment	Product Group
Titanium Dioxide	titanium dioxide
Performance Additives	functional additives, color pigments, timber treatment and water treatment chemicals

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Revenues:
Titanium Dioxide	$401	$413	$786	$805
Performance Additives	161	163	313	311
Total	$562	$576	$1,099	$1,116
Segment Adjusted EBITDA(1)
Titanium Dioxide	$93	$9	$141	$6
Performance Additives	21	22	42	40
	114	31	183	46
Corporate and other	(20)	(14)	(40)	(30)
Total	$94	$17	$143	$16
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense	(10)	(16)	(24)	(30)
Interest income	1	7	3	11
Income tax (expense) benefit - continuing operations	(16)	6	(12)	7
Depreciation and amortization	(29)	(30)	(59)	(54)
Net income attributable to noncontrolling interests	3	3	6	5
Other adjustments:
Business acquisition and integration expenses	—	(2)	—	(8)
Net income of discontinued operations, net of tax	—	1	8	6
Certain legal settlements and related expenses	—	—	—	(1)
Amortization of pension and postretirement actuarial losses	(4)	(3)	(8)	(5)
Net plant incident credits (costs)	2	7	(3)	6
Restructuring, impairment and plant closing costs	(7)	(13)	(33)	(24)
Net income (loss)	$34	$(23)	$21	$(71)

(1)

Adjusted EBITDA is defined as net income (loss) of Venator before interest, income tax from continuing operations, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments from net income (loss): (a) business acquisition and integration expenses; (b) Net income of discontinued operations, net of income tax; (c) certain legal settlements and related expenses; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident credits (costs); and (f) restructuring, impairment and plant closing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed combined financial statements and the related notes included in Item 1 hereto as well as the risk factors contained in “Part II. Item 1A. Risk Factors.”

Except when the context otherwise requires or where otherwise indicated, (1) all references to "Venator," the "Company," "we," "us" and "our" refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman and assume the completion of the Separation (defined below), (2) all references to "Huntsman" refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, other than us, (3) all references to the "Titanium Dioxide" segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and  Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the "Performance Additives" segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to "other businesses" refer to certain businesses that Huntsman retained in connection with the Separation and that are reported as discontinued operations in our condensed combined financial statements, (6) all references to "Huntsman International" refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman, a shareholder and the entity through which Huntsman operates all of its businesses, and (7) we refer to the internal reorganization prior to our initial public offering, the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the Senior Credit Facilities (defined below) and Senior Notes (defined below), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the "Separation" and (8) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

This MD&A contains forward-looking statements concerning trends or events potentially affecting our business or future performance, including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words "aim," "anticipate," "believe," "budget," "continue," "could," "effort," "estimate," "expect," "forecast," "goal," "guidance," "intend," "likely," "may," "might," "objective," "outlook," "plan," "potential," "predict," "project," "seek," "should," "target, "will" or "would" and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements contained in this Quarterly Report. See "Note Regarding Forward-Looking Statements" and "Risk Factors."

Basis of Presentation

Venator’s operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of the Titanium Dioxide and Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives businesses are the primary beneficiaries. The unaudited condensed combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to Venator, as well as allocations of direct and indirect corporate expenses, which are based upon an allocation method that in the opinion of management is reasonable. Such corporate cost allocation transactions between Venator and Huntsman have been considered to be effectively settled for cash in the condensed combined financial statements at the time the transaction is recorded and the net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity. Because the historical condensed combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical condensed combined financial information includes the results of operations of other Huntsman businesses are not a part of our operations after the Separation. We report the results of those other businesses as discontinued operations in “Note 3. Discontinued Operations.”

In addition, the unaudited condensed combined financial statements have been prepared from Huntsman’s historical accounting records and are presented on a stand-alone basis as if Venator’s operations had been conducted separately from Huntsman; however, Venator did not operate as a separate, stand-alone entity for the periods presented and, as such, the condensed combined financial statements may not be indicative of the financial position, results of operations and cash flows had Venator been a stand-alone company.

For purposes of these unaudited condensed combined financial statements, all significant transactions with Huntsman International have been included in group equity. All intercompany transactions within the combined business have been eliminated.

EXECUTIVE SUMMARY

We are a leading global manufacturer and marketer of chemical products that improve the quality of life for downstream consumers and promote a sustainable future. Our products comprise a broad range of innovative chemicals and formulations that bring color and vibrancy to buildings, protect and extend product life, and reduce energy consumption. We market our products globally to a diversified group of industrial customers through two segments: Titanium Dioxide, which consists of our TiO2 business, and Performance Additives, which consists of our functional additives, color pigments, timber treatment and water treatment businesses. We are a leading global producer in many of our key product lines, including TiO2, color pigments and functional additives, a leading North American producer of timber treatment products and a leading European producer of water treatment products.

RECENT DEVELOPMENTS

Initial Public Offering and Separation

On August 8, 2017, we completed our IPO of 26,105,000 Ordinary Shares, which includes 3,405,000 Ordinary Shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the Ordinary Shares were sold by Huntsman, and we did not receive any proceeds from the offering. The Ordinary Shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.” Following the IPO, Huntsman owns approximately 75% of Venator’s outstanding Ordinary Shares. The material terms of the IPO are described in the Prospectus.

In connection with the IPO and the Separation, Venator and Huntsman entered into certain agreements that allocated between Venator and Huntsman the various assets, employees, liabilities and obligations that were previously part of Huntsman and that govern various interim and ongoing relationships between the parties.

Senior Credit Facilities and Senior Notes

On August 8, 2017, in connection with the IPO and the Separation, we entered into new financing arrangements and incurred new debt, including borrowings of $375 million under a new senior secured term loan facility with a maturity of seven years (the “Term Loan Facility”). In addition to the Term Loan Facility, we entered into a $300 million asset-based revolving lending facility with a maturity of five years (the “ABL facility” and, together with the term loan facility, the “Senior Credit Facilities”). On July 14, 2017, in connection with the IPO and the Separation, our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC, issued $375,000,000 in aggregate principal amount of 5.75% of Senior Notes due 2025 (the “Senior Notes”). Promptly following consummation of the Separation, the proceeds of the Senior Notes were released from escrow and Venator used the net proceeds of the Senior Notes and borrowings under the Term Loan Facility to repay intercompany debt owed to Huntsman and to pay related fees and expenses. See “Note 7. Related Party Financing” for further discussion of our debt owed to Huntsman.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and it is currently not fully operational. We are committed to repairing the facility as quickly as possible and a portion of our white end production became operational during the second quarter of 2017. During the first half of 2017, we recorded a loss of $32 million for the write-off of fixed assets and lost inventory in other operating income, net in our condensed combined statements of operations. In addition, we recorded a loss of $15 million of costs for cleanup of the facility in other operating income, net through June 30, 2017. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million. The fire at our Pori facility did not have a material impact on our 2017 second quarter operating results as losses incurred were offset by insurance proceeds. On February 9, 2017 and May 2, 2017, we received $54 million and $76 million, respectively, as partial progress payments from our insurer. During the first six months of 2017, we recorded $84 million of income related to property damage and business interruption insurance recoveries in other operating income, net in our condensed combined statements of operations to offset property damage and business interruption losses recorded during the period. In addition, we recorded $46 million as deferred income in accrued liabilities as of June 30, 2017 for insurance proceeds received for costs not yet incurred. On July 10, 2017, we received an additional progress payment of $11 million from our insurer.

RECENT TRENDS AND OUTLOOK

We expect the following factors to impact our operating results and drive a net increase in Segment adjusted EBITDA from the second quarter of 2017 to the third quarter of 2017:

•	We expect a favorable environment for TiO2 price increases.

•	We expect to capture one half to three quarters of announced 2017 third quarter TiO2 price increases of an additional $250 per metric ton.

•	We have established a process to receive timely advance insurance payments for the continued reconstruction of the Pori facility as well as for business interruption losses.

•	In 2017, we expect to spend approximately $80 million to $90 million on capital expenditures, net of reimbursements.

•	We expect our adjusted long-term effective tax rate will be approximately 15% to 20%.

•	We expect that there may be modest increases in raw material costs in our Titanium Dioxide segment in the near term.

•

We expect that our recurring selling, general and administrative costs to operate our business as a standalone public company will be approximately $33 million - $38 million, which is lower than expenses historically allocated to us from Huntsman.

•

We expect the general cost reductions and optimization of our manufacturing network to result in increases to our adjusted EBITDA of approximately $60 million per year by the first quarter of 2019, with additional projected increases to adjusted EBITDA from volume growth (primarily via the launch of new products).

RESULTS OF OPERATIONS

The following table sets forth our combined results of operations for the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$562	$576	(2)%	$1,099	$1,116	(2)%
Cost of goods sold	479	543	(12)%	942	1,056	(11)%
Operating expenses	17	42	(60)%	78	102	(24)%
Restructuring, impairment and plant closing costs	7	13	(46)%	33	24	38%
Operating income (loss)	59	(22)	NM	46	(66)	NM
Interest expense, net	(9)	(9)	—%	(21)	(19)	11%
Other income	—	1	(100)%	—	1	(100)%
Income (loss) from continuing operations before income taxes	50	(30)	NM	25	(84)	NM
Income tax (expense) benefit	(16)	6	NM	(12)	7	NM
Income (loss) from continuing operations	34	(24)	NM	13	(77)	NM
Income from discontinued operations	—	1	(100)%	8	6	33%
Net income (loss)	34	(23)	NM	21	(71)	NM
Reconciliation of net income (loss) to adjusted EBITDA:
Interest expense, net	9	9	—%	21	19	11%
Income tax expense (benefit) - continuing operations	16	(6)	NM	12	(7)	NM
Depreciation and amortization	29	30	(3)%	59	54	9%
Net income attributable to noncontrolling interests	(3)	(3)	—%	(6)	(5)	20%
Other adjustments:
Business acquisition and integration expenses	—	2		—	8
Net income of discontinued operations, net of tax	—	(1)		(8)	(6)
Certain legal settlements and related expenses	—	—		—	1
Amortization of pension and postretirement actuarial losses	4	3		8	5
Net plant incident (credits) costs	(2)	(7)		3	(6)
Restructuring, impairment and plant closing costs	7	13		33	24
Adjusted EBITDA(1)	$94	$17		$143	$16

Net cash (used in) provided by operating activities				$(29)	$33	NM
Net cash provided by investing activities				103	29	255%
Net cash used in financing activities				(71)	(57)	25%
Capital expenditures				(40)	(57)	(30)%

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income (loss) before interest, income tax from continuing operations, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) Net income of discontinued operations, net of income tax; (c) certain legal settlements and related expenses; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident (credits) costs; and (f) restructuring, impairment and plant closing costs. We believe that net income (loss) is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

We believe adjusted EBITDA is useful to investors in assessing our ongoing financial performance and provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of our operational profitability and that may obscure underlying business results and trends. However, this measure should not be considered in isolation or viewed as a substitute for net income or other measures of performance determined in accordance with U.S. GAAP. Moreover, adjusted EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation. Our management believes this measure is useful to compare general operating performance from period to period and to make certain related management decisions. Adjusted EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company’s capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

Nevertheless, our management recognizes that there are limitations associated with the use of adjusted EBITDA in the evaluation of us as compared to net income. Our management compensates for the limitations of using adjusted EBITDA by using this measure to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than U.S. GAAP results alone.

In addition to the limitations noted above, adjusted EBITDA excludes items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods because certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to ongoing operating results or trends and certain excluded items, while potentially recurring in future periods, may not be indicative of future results. For example, while EBITDA from discontinued operations is a recurring item, it is not indicative of ongoing operating results and trends or future results.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017, net income was $34 million on revenues of $562 million, compared with a net loss of $23 million on revenues of $576 million for the same period in 2016. The increase of $57 million in net income was the result of the following items:

•

Revenues for the three months ended June 30, 2017 decreased by $14 million, or 2%, as compared with the same period in 2016. The decrease was due to lower average sales volumes from our Titanium Dioxide segment primarily as a result of the fire at our plant in Pori, Finland, with sales volumes increasing slightly after adjusting to exclude the impact of the Pori fire. The decrease in volumes was offset by higher average selling prices in our Titanium Dioxide segment primarily due to continued improvement in business conditions for TiO2. See "—Segment Analysis" below.

•

Our operating expenses for the three months ended June 30, 2017 decreased by $25 million, or 60%, as compared with the same period in 2016, primarily related to a $37 million insurance recovery gain from the Pori fire partially offset by a $6 million decrease due to an insurance recovery gain in 2016 relating to losses incurred at our Uerdingen, Germany plant.

•

Restructuring, impairment and plant closing costs for the three months ended June 30, 2017 decreased to $7 million from $13 million for the same period of 2016. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed combined financial statements.

•

Our income tax expense changed from a $6 million tax benefit for the three month period ended June 30, 2016 to a $16 million expense for the same period in 2017. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" to our condensed combined financial statements.

Segment Analysis

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

			Percent
	Three Months Ended		Change
	June 30,		Favorable
(dollars in millions)	2017	2016	(Unfavorable)
Revenues
Titanium Dioxide	$401	$413	(3)%
Performance Additives	161	163	(1)%
Total	$562	$576	(2)%
Segment Adjusted EBITDA
Titanium Dioxide	$93	$9	933%
Performance Additives	21	22	(5)%
	114	31
Corporate and other	(20)	(14)	(43)%
Total	$94	$17	453%

	Three Months Ended June 30, 2017 vs. 2016
	Average Selling
	Price(1)
		Foreign
		Currency
	Local	Translation	Mix &	Sales
	Currency	Impact	Other(2)	Volumes(3)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	16%	(2)%	(6)%	(11)%
Performance Additives	2%	(2)%	10%	(11)%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.
(2)	Includes the impact of the Rockwood acquisition.
(3)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The decrease in revenues of $12 million, or 3%, in our Titanium Dioxide segment for the three months ended June 30, 2017 compared to the same period of 2016 was due to an 11% decrease in sales volumes and a 6% decrease due to product mix, collectively totaling $66 million, partially offset by a $54 million, or 14%, increase in average selling prices. Sales volumes decreased as a result of the fire at our Pori, Finland manufacturing facility. Average selling prices increased primarily due to continued improvement in business conditions for TiO2.

Segment adjusted EBITDA for our Titanium Dioxide segment increased by $84 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of $54 million increase in revenue due to an increase in average selling price, a $24 million increase in volumes, excluding the impact of the Pori fire, and a $13 million reduction in costs due to business improvement programs. These improvements were offset by a $6 million decrease due to an insurance recovery gain in 2016 relating to losses at our Uerdingen plant.

Performance Additives

The decrease in revenues in our Performance Additives segment of $2 million, or 1%, for the three months ended June 30, 2017 compared to the same period of 2016 was due to a net decrease in product mix and sales volume. Our segment adjusted EBITDA in our Performance Additives segment for the three month period ended June 30, 2017 was materially consistent with the same period in 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017, net income was $21 million on revenues of $1,099 million, compared with a net loss of $71 million on revenues of $1,116 million for the same period in 2016. The increase of $92 million in net income was the result of the following items:

•

Revenues for the six months ended June 30, 2017 decreased by $17 million, or 2%, as compared with the same period in 2016. The decrease was due to lower average sales volumes from our Titanium Dioxide segment primarily as a result of the fire at our plant in Pori, Finland partially offset by price increases due to improvements in business conditions for TiO2. See "—Segment Analysis" below.

•

Our operating expenses for the six months ended June 30, 2017 decreased by $24 million, or 24%, as compared to the same period in 2016, primarily related to a $37 million insurance recovery gain from the Pori fire, and $4 million of savings from our restructuring programs, partially offset by a $6 million decrease due to an insurance recovery gain in 2016 relating to losses incurred at our Uerdingen plant.

•

Restructuring, impairment and plant closing costs for the six months ended June 30, 2017 increased to $33 million from $24 million for the same period in 2016. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed combined financial statements.

•

Our income tax expense for the six months ended June 30, 2017 increased to $12 million from a $7 million income tax benefit for the same period in 2016. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" to our condensed combined financial statements.

Segment Analysis

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

			Percent
	Six Months Ended		Change
	June 30,		Favorable
(dollars in millions)	2017	2016	(Unfavorable)
Revenues
Titanium Dioxide	$786	$805	(2)%
Performance Additives	313	311	1%
Total	$1,099	$1,116	(2)%
Segment Adjusted EBITDA
Titanium Dioxide	$141	$6	2,250%
Performance Additives	42	40	5%
	183	46
Corporate and other	(40)	(30)	(33)%
Total	$143	$16	794%

	Six Months Ended June 30, 2017 vs. 2016
	Average Selling
	Price(1)
		Foreign
		Currency
	Local	Translation	Mix &	Sales
	Currency	Impact	Other(2)	Volumes(3)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	14%	(2)%	(5)%	(9)%
Performance Additives	2%	(2)%	10%	(9)%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.
(2)	Includes the impact of the Rockwood acquisition.
(3)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The decrease in revenues of $19 million, or 2%, in our Titanium Dioxide segment for the six months ended June 30, 2017 compared to the same period in 2016 was due to a $70 million, or 9% decrease in volumes primarily as a result of the fire at our Pori plant and a $37 million, or 5%, decrease due to product mix and other, partially offset by an $88 million, or 12% increase in average selling prices due to an improved business environment for TiO2.

Our segment adjusted EBITDA in our Titanium Dioxide segment increased by approximately $135 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of a $31 million increase due to cost reductions from our restructuring programs, a $37 million increase due to insurance recoveries related to the Pori fire, and an $88 million decrease in cost of sales primarily driven by lower volumes, offset by a $19 million decrease in revenues.

Performance Additives

The increase in revenues in our Performance Additives segment of $2 million, or 1%, for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $27 million, or 9%, decrease in sales volumes as a result of declines in demand and product availability offset by a $28 million, or 10%, increase in sales due to product mix. The increase in segment adjusted EBITDA in our Performance Additives segment of $2 million, or 5%, was primarily as a result of the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, and prior to the Separation, Venator received financing from Huntsman through participation in a cash pooling program and through long-term financing. Following the Separation, Venator has not received any funding through the Huntsman cash pooling program. We had cash and cash equivalents of $34 million and $29 million as of June 30, 2017 and December 31, 2016, respectively.

Subsequent to June 30, 2017, in connection with the IPO and the Separation, we entered into new financing arrangements and incurred new debt, including $375 million of Senior Notes issued by our subsidiaries, Venator Finance S.à.r.l. and Venator Materials LLC, and borrowings of $375 million the Term Loan Facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay intercompany debt owed to Huntsman and to pay related fees and expenses. All Huntsman receivables or payables were eliminated in connection with the Separation, other than a payable to Huntsman for certain post-Separation adjustments relating to, among other things, cash held by Venator and Pori insurance proceeds.

In addition to the Senior Notes and the Term Loan Facility, we entered into a $300 million asset-based revolving lending facility with a maturity of five years, referred to herein as the ABL Facility and, together with the Senior Notes and the Term Loan Facility, the Senior Credit Facilities.  Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the United States, Canada, the United Kingdom and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders' discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. Assuming all proposed borrowers currently participate in the facility, the borrowing base calculation is in excess of $260 million. To participate in the facility, each borrower is required to deliver certain documentation and security agreements to the satisfaction of the administrative agent, some of which are not fully satisfied.

Subsequent to the IPO, to mitigate foreign currency exchange rate risk, Venator intends to enter into cross currency swaps with financial institutions with maturity profiles of three and five years.

We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures will be met by available cash generated from operations and borrowings under the ABL Facility.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $204 million for the six months ended June 30, 2017 as reflected in our condensed combined statements of cash flows. We expect volatility in our working capital components to continue after the Separation due to seasonal changes in working capital throughout the year.

•

During 2017, we expect to spend between $80 million and $90 million on capital expenditures, net of reimbursements, approximately $40 million of which has been spent as of June 30, 2017. Our future expenditures include certain EHS maintenance and upgrades; repair of our Pori manufacturing facility that was damaged by fire on January 30, 2017; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; and certain cost reduction projects. We expect to fund this spending with cash provided by operations.

•

During the six months ended June 30, 2017, we made contributions to our pension and postretirement benefit plans of $10 million. During the remainder of 2017, we expect to contribute an additional amount of approximately $13 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2017, we had $33 million of accrued restructuring costs of which $29 million is classified as current. We expect to incur and pay additional restructuring and plant closing costs of approximately $14 million through the remainder of 2017. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed combined financial statements.

Further, although the business improvement program is expected to be completed by the end of 2018, we expect to incur additional restructuring charges well beyond the end of 2018. We expect the business improvement program to provide additional contributions to adjusted EBITDA beginning in 2017.

•

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and is currently not fully operational. The Pori facility has a nameplate capacity of 130,000 metric tons, which represents approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. The site is insured for property damage as well as business interruption losses. According to our insurance policies, the respective retention levels (deductibles) for physical damage and business interruption are $15 million and 60 days, respectively, with a limit of $500 million. During the first half of 2017, we received $130 million from our insurer as partial progress payments towards the overall pending claim. On July 10, 2017 we received another partial progress payment in the amount of $11 million from our insurer.

We have established a process with our insurer to receive timely advance payments for the reconstruction of the facility as well as lost profits. We have agreed with our insurer to have monthly meetings to review relevant site activities and interim claims as well as regular progress payments. A portion of our white end production became operational during the second quarter of 2017, and we expect the Pori facility to restart in phases as follows: approximately 40% capacity in the second quarter of 2018; and full capacity around the end of 2018.

As of June 30, 2017, there was approximately $77 million remaining of the partial progress payments received from our insurer with respect to the Pori fire. The Separation Agreement between Huntsman and Venator provides that, following the Separation, Venator has the benefit of the property damage and business interruption insurance proceeds related to covered repair costs or covered lost profits incurred related to the Pori fire, including any unspent amounts of the insurance progress payments still remaining at the time of the Separation. Any unspent insurance proceeds were transferred to Venator upon the Separation.

•

In connection with the IPO and the Separation, we entered into new financing arrangements and incurred new debt, including the issuance of $375,000,000 in aggregate principal amount of 5.75% of Senior Notes due 2025 and borrowings of $375 million under the Term Loan Facility. In addition to the Term Loan Facility, we entered into a $300 million ABL Facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay intercompany debt owed to Huntsman and to pay related fees and expenses

As of June 30, 2017 and December 31, 2016, we had $3 million and $10 million, respectively, classified as current portion of debt.

As of June 30, 2017 and December 31, 2016, we had approximately $30 million and $26 million, respectively, of cash and cash equivalents held by our non-U.S. subsidiaries, including our variable interest entities. We intend to use cash held in our non-U.S. subsidiaries to fund our local operations. Nevertheless, we could repatriate this cash or future operating cash from earnings as dividends to our parent company. If non-U.S. cash were repatriated as dividends, under current tax law, we have the ability to repatriate the cash without incurring incremental income tax. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

Cash Flows for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net cash used in operating activities from continuing operations was $30 million for the six months ended June 30, 2017 while net cash provided by operating activities from continuing operations was $25 million for the six months ended June 30, 2016. The increase in net cash used in operating activities from continuing operations for the six months ended June 30, 2017 compared with the same period of 2016 was primarily attributable to a $191 million unfavorable variance in operating assets and liabilities for 2017 as compared with 2016 offset by an increase in earnings as described in “—Results of Operations” above and $28 million of operating cash inflows in 2017 due to insurance proceeds for business interruption, net of gain on recovery.

Net cash provided by investing activities from continuing operations was $104 million and $33 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net cash provided by investing activities from continuing operations for the six months ended June 30, 2017 compared with the same period of 2016 was primarily attributable to a $50 million inflow of insurance proceeds related to the fire in our plant in Pori, Finland received during the six months ended June 30, 2017 as well as a $17 million decrease in capital expenditures for the six months ended June 30, 2017 compared with the same period of 2016.

Net cash used in financing activities from continuing operations was $71 million and $55 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net cash used in financing activities from continuing operations for the six months ended June 30, 2017 compared with the same period of 2016 was primarily attributable to a $13 million increase in net repayment of borrowings on affiliate accounts payable.

Changes in Financial Condition

The following information summarizes our working capital as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,	Increase	Percent
(dollars in millions)	2017	2016	(Decrease)	Change
Cash and cash equivalents	$34	$29	$5	17%
Accounts receivable, net	402	247	155	63%
Accounts receivable from affiliates	200	243	(43)	(18)%
Inventories	431	426	5	1%
Prepaid expenses	9	11	(2)	(18)%
Other current assets	68	59	9	15%
Total current assets from continuing operations	1,144	1,015	129	13%
Accounts payable	292	297	(5)	(2)%
Accounts payable to affiliates	629	695	(66)	(9)%
Accrued liabilities	211	146	65	45%
Current portion of debt	3	10	(7)	(70)%
Total current liabilities from continuing operations	1,135	1,148	(13)	(1)%
Working capital (deficit)	$9	$(133)	$142	(107)%

Our working capital increased by $142 million as a result of the net impact of the following significant changes:

•

Cash and cash equivalents increased by $5 million primarily due to inflows of $104 million from investing activities of continuing operations offset by outflows of $30 million from operating activities of continuing operations and $71 million from financing activities of continuing operations.

•	Accounts receivable increased by $155 million primarily due to higher revenues in the three months ended June 30, 2017 compared to the three months ended December 31, 2016.

•

Accrued liabilities increased by $65 million primarily due to deferred income recorded in connection with the partial progress payment received from our insurer related to the fire at our Pori, Finland manufacturing facility.

•

Accounts receivable from and accounts payable to affiliates represent financing arrangements with affiliates of Huntsman. For further information, see “Note 7. Related Party Financing—Cash Pooling Program” to our condensed combined financial statements.

FINANCING ARRANGEMENTS

Senior Notes

On July 14, 2017, our subsidiaries Venator Finance S.à.r.l. and Venator Materials (the “Issuers”) entered into an indenture in connection with the issuance of $375 million in aggregate principal amount of 5.75% Senior Notes due 2025, the Senior Notes. The Senior Notes were sold pursuant to a purchase agreement and were funded into escrow pending completion of the Separation. Promptly following consummation of the Separation, the proceeds of the Senior Notes were released from escrow and Venator used the net proceeds of the Senior Notes and borrowings under the Term Loan Facility to repay intercompany debt owed to Huntsman and to pay related fees and expenses.

The Senior Notes are general unsecured senior obligations of the Issuers and, upon completion of the Separation, will be guaranteed on a general unsecured senior basis by Venator and certain of our subsidiaries.

The indenture imposes certain limitations on the ability of Venator and certain of our subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of our properties and assets.

The Senior Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any. The Senior Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices in the indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the Venator Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events, holders of the Senior Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Senior Credit Facilities

On August 8, 2017, we entered into the Senior Credit Facilities that will provide for first lien senior secured financing of up to $675 million, consisting of:

•	the Term Loan Facility in an aggregate principal amount of $375 million, with a maturity of seven years; and

•	the ABL Facility in an aggregate principal amount of up to $300 million, with a maturity of five years.

The Term Loan Facility will amortize in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility, payable quarterly commencing with the first full fiscal quarter ended after the date the term loan is funded.

Availability to borrow under the $300 million of commitments under the ABL Facility is subject to a borrowing base calculation comprised of accounts receivable and inventory in United States, Canada, the United Kingdom, Germany and accounts receivable in France and Spain, that fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. As a result, the aggregate amount available for extensions of credit under the Venator ABL Facility at any time will be the lesser of $300 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the Venator ABL Facility at such time.

Borrowings under the Term Loan Facility will bear interest at a rate equal to, at our option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility will bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate. Thereafter, the applicable margin percentage will be calculated and established once every three calendar months and will vary from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three month period.

All obligations under the Senior Credit Facilities are unconditionally guaranteed, jointly and severally, on a senior secured basis by Venator and each existing and subsequently acquired or organized direct or indirect material wholly-owned restricted subsidiary of Venator. The obligations of the loan parties will be secured by a pledge of Venator’s capital stock directly held by Venator and any domestic loan parties and substantially all of our assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Lien priority as between the term loan facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

AUGUSTA MATTER

In February 2017, Huntsman filed suit against the legacy owner and certain former executives of Rockwood, primarily related to the failure of new technology that Huntsman acquired in the Rockwood acquisition that was to be implemented at the new Augusta, Georgia, facility and subsequently at other facilities. Huntsman is seeking various forms of legal remedy, including compensatory damages, punitive damages, expectation damages, consequential damages and restitution. Venator is not party to the suit.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

Since the Rockwood acquisition in 2014, we have been involved in a cost reduction program that has delivered more than $200 million of annual cost synergies and improved its global competitiveness. In addition, we implemented a capacity reduction at our TiO2 manufacturing facility in Calais, France, which has generated approximately $35 million of annual savings beginning in the first half of 2016. We have since determined to close the Calais, France facility. Further, we are incurring additional restructuring charges for recently identified plans for business improvements expected to be completed by the end of 2018. We have realized approximately $6 million of savings in the second quarter of 2017 as a result of these programs.

For further discussion of these and other restructuring plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed combined financial statements.

LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 10. Commitments and Contingencies—Legal Matters” to our condensed combined financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

As noted in the Prospectus, specifically within “Business—Environmental, Health and Safety Matters” and “Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer‑term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see “Note 11. Environmental, Health and Safety Matters” to our condensed combined financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed combined financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our combined financial statements. Our significant accounting policies are summarized in note "1. Description of Business, Recent Developments, Basis of Presentation and Summary of Significant Accounting Policies” to our combined financial statements in the Prospectus. Summarized below are our critical accounting policies:

Employee Benefit Programs

We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., Germany and Finland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S., Canada and South Africa. Amounts recorded in our combined financial statements are recorded based upon actuarial valuations performed by various third-party actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. These assumptions are described in note "19. Employee Benefit Plans" to our combined financial statements in the Prospectus.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limit our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. See note "18. Income Taxes" to our combined financial statements in the Prospectus for more information regarding our valuation allowances.

As of December 31, 2016, there were no unremitted earnings of subsidiaries to consider for indefinite reinvestment. Going forward, to the extent future cash flow needs require distributions from foreign subsidiaries, based on existing law, we have the ability to repatriate the cash without incurring incremental income tax.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our combined financial statements.

Long-Lived Assets

The useful lives of our property, plant and equipment are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 50 years and depreciation is recorded on the straight-line method. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency declines and the useful lives of our assets would be shorter.

We are required to evaluate the carrying value of our long-lived tangible and intangible assets whenever events indicate that such carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable. See note "11. Restructuring, Impairment and Plant Closing Costs" to our combined financial statements in the Prospectus.

Restructuring and Plant Closing Costs

We have recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs in each of our business segments. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see note "5. Restructuring, Impairment and Plant Closing Costs" to our condensed combined financial statements in the Prospectus.

Contingent Loss Accruals

Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information, see note "22. Environmental, Health and Safety Matters" to our combined financial statements in the Prospectus.

We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see note "21. Commitments and Contingencies—Legal Proceedings" to our combined financial statements in the Prospectus.

Variable Interest Entities—Primary Beneficiary

We evaluate each of our variable interest entities on an on-going basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regards to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant. The factors management considers when determining if we have the power to direct the activities that most significantly impact each of our variable interest entity's economic performance include supply arrangements, manufacturing arrangements, marketing arrangements and sales arrangements. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary. For further information, see note "7. Variable Interest Entities" to our combined financial statements in the Prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Venator is exposed to market risks associated with foreign exchange risks. Historically, Huntsman International or its subsidiaries, entered into hedging or derivative transactions to mitigate these exposures. Subsequent to the IPO and the Separation, Venator will enter into hedging or derivative transactions to manage foreign exchange risks.

Interest Rate Risk

In connection with the IPO and the Separation, we entered into Senior Credit Facilities. Through our borrowing activities, we expect to be exposed to interest rate risk. Such risk will arise due to the anticipated structure of our debt portfolio, including the mix of fixed and floating interest rates. Actions we may take to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

Foreign Exchange Rate Risk

Venator’s cash flows and earnings are subject to fluctuations due to exchange rate variation. Venator’s revenues and expenses are denominated in various foreign currencies. Prior to the Separation, Huntsman International or its subsidiaries, on behalf of Venator, entered into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Subsequent to the IPO and the Separation, Venator will enter into hedging or derivative transactions to manage foreign exchange risks. Where practicable, Venator generally nets multicurrency cash balances among its subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). Venator does not hedge its foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on its cash flows and earnings. As of June 30, 2017 and December 31, 2016, Huntsman International or its subsidiaries, on behalf of Venator, had approximately $70 million and $88 million in notional amount (in U.S. dollar equivalents) outstanding, respectively, in forward foreign currency contracts with a term of approximately one month.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, Venator carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined Exchange Act Rules 13a-15(e) and 15d-15(e)). Venator maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Venator’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Internal Control over Financial Reporting

We identified a material weakness over our financial reporting as of March 31, 2017. As defined in Regulation 12b‑2 under the Exchange Act, a "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that there is a deficiency in the design of our internal controls surrounding the review of the statements of cash flows for carve out financial statements. This material weakness led to a material misstatement in our combined statements of cash flows for the three years ended December 31, 2016 and in our condensed combined statements of cash flows for the three months periods ended March 31, 2017 and 2016.

As described further in footnote 25 to our combined financial statements and footnote 13 to our condensed combined financial statements of the Prospectus, the misstatements related to the presentation of cash flows associated with the cash pooling programs in which we participate with certain subsidiaries of Huntsman International. These transactions were improperly classified between cash flows from operating activities and cash flows from either investing or financing activities.

We have initiated various programs to mitigate this material weakness in future periods and are in the process of supplementing our existing internal controls related to carve-out cash flow reporting, including hiring of additional accounting personnel and providing training specific to cash flow reporting to our existing accounting personnel. In addition, after the Separation, we no longer participate in a cash pooling program with affiliates outside of the Venator legal entities and no related cash flow transactions exist in periods subsequent the Separation.

Although we plan to complete the above remediation process and integrate incremental internal controls into our 2017 testing plan, the implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our internal control over financial reporting. See "Risk Factors—Risks Related to Our Business—We have identified a material weakness in our internal control over financial reporting, which resulted in the restatement of our financial statements” included in the Prospectus.

There were no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended June 30, 2017, there have been no material developments with respect to material legal proceedings referenced in “Business – Legal Proceedings” of the Prospectus.

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, cash flows, results of operations and share price are described in the Risk Factors previously disclosed in the Prospectus. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Upon our formation, we issued 50,000 of our ordinary shares, par value £1 per share (the "Subscriber Shares"), to Huntsman International (Netherlands) B.V., an indirect wholly-owned subsidiary of Huntsman. On June 30, 2017, (a) Huntsman International (Netherlands) B.V. transferred the Subscriber Shares to Huntsman International, and (b) we issued 50,000 redeemable shares, par value £1 per share, and one ordinary share, par value $1 per share, to Huntsman International, all of which (including the Subscriber Shares) were repurchased by us prior to the consummation of the IPO. Prior to the consummation of the IPO, we issued 106,271,712 ordinary shares, par value $0.001 per share, to Huntsman through its wholly-owned subsidiaries Huntsman International and Huntsman International (Netherlands) B.V. Each issuance of shares made prior to the IPO was made pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act because the offer and issuance of the ordinary shares did not, or will not, involve a public offering, and we have not otherwise sold any securities, registered or otherwise, within the past three years.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10‑Q for exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENATOR MATERIALS PLC (Registrant)

Date: August 28, 2017	By:	/s/ Kurt Ogden
Kurt Ogden
Senior Vice President and Chief Financial Officer

Date: August 28, 2017	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

2.1	Separation Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation	8-K	001-38176	2.1	08/11/17

3.1	Amended and Restated Articles of Association	8-K	001-38176	3.1	08/07/17

4.1	Form of Certificate Evidencing Ordinary Shares	S-1	333-217753	4.1	06/30/17

4.2	Registration Rights Agreement, dated August 8, 2017, by and among Venator Materials PLC, Huntsman International LLC and Huntsman (Holdings) Netherlands B.V.	8-K	001-38176	10.4	08/11/17

4.3	Indenture, dated as of July 14, 2017, by and among Venator Finance S.à r.l., Venator Materials LLC and Wilmington Trust, National Association, as trustee	S-1/A	333-217753	4.3	07/14/17

4.4	Form of 5.75% Senior Note due 2025 (included as Exhibit A to Exhibit 4.1)	S-1/A	333-217753	4.3	07/14/17

4.5	Supplemental Indenture, dated August 8, 2017, by and among Venator Finance S.a r. l., Venator Materials LLC, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-38176	10.8	08/11/17

10.1+	Venator Materials 2017 Stock Incentive Plan	8-K	001-38176	10.1	08/07/17

10.2+	Form of Non-qualified Stock Option Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive	S-8	333-219982	4.4	08/15/17

10.3+	Form of Performance Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.5	08/15/17

10.4+	Form of Phantom Share Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.6	08/15/17

10.5+	Form of Restricted Stock Unit Agreement (Employee Form, IPO Award Conversion) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.7	08/15/17

10.6+	Form of Restricted Stock Unit Agreement (Employee Form, New Grants) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.8	08/15/17

10.7+	Form of Restricted Stock Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.9	08/15/17

10.8+	Form of Share Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.10	08/15/17

10.9+	Form of Notice of Award of Ordinary Shares (Director Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.11	08/15/17

10.10	Employment Transfer Agreement, dated June 19, 2017 (Stolle)	S-1	333-217753	10.8	07/14/17

10.11	Employment Transfer Agreement, dated July 11, 2017 (Ogden)	S-1	333-217753	10.9	07/14/17

10.12	Employment Agreement, dated September 15, 2014 (Buberl)	S-1	333-217753	10.10	07/14/17

10.13	Transition Services Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman International LLC.	8-K	001-38176	10.1	08/11/17

10.14	Tax Matters Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation.	8-K	001-38176	10.2	08/11/17

10.15	Employee Matters Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation	8-K	001-38176	10.3	08/11/17

10.16	ABL Facility Agreement, dated August 8, 2017, by and among Venator Materials PLC, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	001-38176	10.5	08/11/17

10.17	Term Loan Agreement, dated August 8, 2017, by and among Venator Materials PLC, Venator Finance S.À.R.L. and Venator Materials LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.	8-K	001-38176	10.6	08/11/17

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

+      Indicates management contract or compensatory plan