Form 10-Q
period 2017-09-30
Venator Materials PLC
filed 2017-11-03
CIK 1705682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Check one)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES ☑ NO ☐

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

YES ☐ NO ☑

As of October 27, 2017, the registrant has outstanding 106,283,070 ordinary shares, $0.001 par value per share.

VENATOR MATERIALS PLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2017

Venator Materials PLC and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10‑Q for the three months ended September 30, 2017 (“Quarterly Report”) are the property of Venator Materials PLC or our subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety (“EHS”) matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include volatile global economic conditions; cyclical and volatile titanium dioxide (“TiO2”) products markets; highly competitive industries and the need to innovate and develop new products; increased manufacturing regulations for some of our products,  including the outcome of the pending potential classification of TiO2 as a carcinogen in the European Union and any resulting increased regulation; disruptions in production at our manufacturing facilities and our ability to cover resulting costs and lost revenue with insurance proceeds, including at our TiO2 manufacturing facility in Pori, Finland; fluctuations in currency exchange rates and tax rates; price volatility or interruptions in supply of raw materials and energy; changes to laws, regulations or the interpretation thereof; significant investments associated with efforts to transform our business; differences in views with our joint venture participants; high levels of indebtedness; EHS laws and regulations; our ability to obtain future capital on favorable terms; seasonal sales patterns in our product markets; legal claims against us, including antitrust claims; our ability to adequately protect our critical information technology systems; economic conditions and regulatory changes following the United Kingdom’s likely exit from the European Union; failure to maintain effective internal controls over financial reporting and disclosure; our indemnification of Huntsman Corporation (“Huntsman”) and other commitments and contingencies; financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners; failure to enforce our intellectual property rights; our ability to effectively manage our labor force; conflicts, military actions, terrorist attacks and general instability; and our ability to realize the expected benefits of our separation from Huntsman.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions, except par value)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$186	$29
Accounts receivable (net of allowance for doubtful accounts of $4 each)(a)	411	247
Accounts receivable from affiliates	9	243
Inventories(a)	431	426
Prepaid expenses	11	11
Other current assets	73	59
Current assets of discontinued operations	—	84
Total current assets	1,121	1,099
Property, plant and equipment, net(a)	1,264	1,178
Intangible assets, net(a)	21	23
Investment in unconsolidated affiliates	77	85
Deferred income taxes	200	142
Notes receivable from affiliates	—	57
Other noncurrent assets	41	35
Noncurrent assets of discontinued operations	—	42
Total assets	$2,724	$2,661
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$319	$297
Accounts payable to affiliates	15	695
Accrued liabilities(a)	213	146
Current portion of debt(a)	4	10
Current liabilities of discontinued operations	—	27
Total current liabilities	551	1,175
Long-term debt	747	13
Long-term debt to affiliates	—	882
Deferred income taxes	9	12
Other noncurrent liabilities	328	324
Noncurrent payable to affiliates	73	—
Noncurrent liabilities of discontinued operations	—	78
Total liabilities	1,708	2,484
Commitments and contingencies (Notes 11 and 12)
Equity
Parent’s net investment and advances	—	588
Ordinary shares $0.001 par value, 200 shares authorized, 106 and nil issued and 106 and nil outstanding, respectively	—	—
Additional paid-in capital	1,318	—
Accumulated deficit	(1)	—
Accumulated other comprehensive loss	(312)	(423)
Total Venator Materials PLC shareholders' equity	1,005	165
Noncontrolling interest in subsidiaries	11	12
Total equity	1,016	177
Total liabilities and equity	$2,724	$2,661

(a)

At September 30, 2017 and December 31, 2016,  $6 and $4 of cash and cash equivalents, $7 and $6 of accounts receivable, (net), $1 each of inventories, $4  each of property, plant and equipment, (net), $18 and $20 of intangible assets, (net), $1 each of accounts payable, $3 and $4 of accrued liabilities, and $2 each of current portion of debt, respectively, from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Trade sales, services and fees, net	$582	$532	$1,681	$1,648
Cost of goods sold	446	491	1,351	1,547
Operating expenses:
Selling, general and administrative (includes corporate allocations from Huntsman Corporation of $9, $27, $62 and $76, respectively)	51	55	159	168
Restructuring, impairment and plant closing costs	16	7	49	31
Other income, net	(6)	(22)	1	(33)
Total expenses	61	40	209	166
Operating income (loss)	75	1	121	(65)
Interest expense	(30)	(14)	(54)	(44)
Interest income	22	2	25	13
Other income	—	—	—	1
Income (loss) from continuing operations before income taxes	67	(11)	92	(95)
Income tax (expense) benefit	(14)	7	(26)	14
Income (loss) from continuing operations	53	(4)	66	(81)
Income from discontinued operations, net of tax	—	2	8	8
Net income (loss)	53	(2)	74	(73)
Net income attributable to noncontrolling interests	(2)	(3)	(8)	(8)
Net income (loss) attributable to Venator	$51	$(5)	$66	$(81)

Basic earnings (losses) per share:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$0.48	$(0.07)	$0.55	$(0.84)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	0.02	0.08	0.08
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$0.48	$(0.05)	$0.63	$(0.76)

Diluted earnings (losses) per share:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$0.48	$(0.07)	$0.54	$(0.84)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	0.02	0.08	0.08
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$0.48	$(0.05)	$0.62	$(0.76)

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Net income (loss)	$53	$(2)	$74	$(73)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4)	(30)	75	(91)
Pension and other postretirement benefits adjustments	8	4	36	16
Other comprehensive income (loss), net of tax	4	(26)	111	(75)
Comprehensive income (loss)	57	(28)	185	(148)
Comprehensive income attributable to noncontrolling interest	(2)	(3)	(8)	(8)
Comprehensive income (loss) attributable to Venator	$55	$(31)	$177	$(156)

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Unaudited)

	Total Venator Materials PLC Equity
	Parent’s Net				Accumulated
	Investment		Additional		Other	Noncontrolling
	and	Ordinary	Paid-in	Accumulated	Comprehensive	Interest in
(Dollars in millions)	Advances	Shares	Capital	Deficit	Loss	Subsidiaries	Total
Balance, January 1, 2017	$588	$—	$—	$—	$(423)	$12	$177
Net income (loss)	67	—	—	(1)	—	8	74
Net changes in other comprehensive income	—	—	—	—	111	—	111
Dividends paid to noncontrolling interests	—	—	—	—	—	(9)	(9)
Net changes in parent’s net investment and advances	663	—	—	—	—	—	663
Conversion of parent's net investment and advances to paid-in capital	(1,318)	—	1,318	—	—	—	—
Balance, September 30, 2017	$—	$—	$1,318	$(1)	$(312)	$11	$1,016

	Total Venator Materials PLC Equity
	Parent’s Net				Accumulated
	Investment		Additional		Other	Noncontrolling
	and	Ordinary	Paid-in	Accumulated	Comprehensive	Interest in
(Dollars in millions)	Advances	Shares	Capital	Deficit	Loss	Subsidiaries	Total
Balance, January 1, 2016	$1,112	$—	$—	$—	$(401)	$17	$728
Net (loss) income	(81)	—	—	—	—	8	(73)
Net changes in other comprehensive loss	—	—	—	—	(75)	—	(75)
Dividends paid to noncontrolling interests	—	—	—	—	—	(10)	(10)
Net changes in parent’s net investment and advances	(318)	—	—	—	—	(2)	(320)
Balance, September 30, 2016	$713	$—	$—	$—	$(476)	$13	$250

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(Dollars in millions)	2017	2016
Operating Activities:
Net income (loss)	$74	$(73)
Income from discontinued operations, net of tax	(8)	(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95	84
Deferred income taxes	(2)	(17)
Noncash restructuring and impairment charges	7	9
Noncash interest	18	32
Noncash loss on foreign currency transactions	1	2
Gain on disposal of businesses/assets, net	—	(23)
Other, net	2	3
Changes in operating assets and liabilities:
Accounts receivable	(54)	(5)
Inventories	22	113
Prepaid expenses	(1)	(1)
Other current assets	(8)	2
Other noncurrent assets	6	(7)
Accounts payable	8	6
Accrued liabilities	40	(25)
Other noncurrent liabilities	(20)	(5)
Net cash provided by operating activities from continuing operations	180	87
Net cash provided by operating activities from discontinued operations	1	6
Net cash provided by operating activities	181	93
Investing Activities:
Capital expenditures	(97)	(76)
Insurance proceeds for recovery of property damage	50	—
Net repayments from (advances to) affiliates	121	(36)
Repayment of government grant	(5)	—
Cash received from unconsolidated affiliates	37	25
Investment in unconsolidated affiliates	(33)	(21)
Proceeds from sale of businesses/assets	—	9
Net cash provided by (used in) investing activities from continuing operations	73	(99)
Net cash used in investing activities from discontinued operations	(1)	(6)
Net cash provided by (used in) investing activities	72	(105)
Financing Activities:
Repayment of long-term debt	(5)	(1)
Net repayments on affiliate accounts payable	(86)	23
Final settlement of affilate balances at Separation	(732)	—
Dividends paid to noncontrolling interests	(9)	(10)
Proceeds from issuance of long-term debt	750	—
Debt issuance costs paid	(18)	—
Other financing activities	1	(2)
Net cash (used in) provided by financing activities	(99)	10
Effect of exchange rate changes on cash	2	—
Net change in cash and cash equivalents, including discontinued operations	156	(2)
Cash and cash equivalents at beginning of period, including discontinued operations	30	22
Cash and cash equivalents at end of period, including discontinued operations	$186	$20

Supplemental cash flow information:
Cash paid for interest	$2	$4
Cash paid for income taxes	11	6
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of September 30, 2017 and 2016, respectively	$19	$17
Received settlements of notes receivable from affiliates	57	230
Settlement of long-term notes payable/notes receivable with affiliates	792	(1)

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. GENERAL, DESCRIPTION OF BUSINESS, RECENT DEVELOPMENTS AND BASIS OF PRESENTATION

General

Except when the context otherwise requires or where otherwise indicated, (1) all references to "Venator," the "Company," "we," "us" and "our" refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to "Huntsman" refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, other than us, (3) all references to the "Titanium Dioxide" segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the "Performance Additives" segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to "other businesses" refer to certain businesses that Huntsman retained in connection with the Separation and that are reported as discontinued operations in our condensed consolidated and combined financial statements, (6) all references to "Huntsman International" refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman, and the entity through which Huntsman operates all of its businesses, and (7) we refer to the internal reorganization prior to our initial public offering (our “IPO”), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the Senior Credit Facilities (as defined below) and Senior Notes (as defined below), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the "Separation" and (8) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

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

Recent Developments

Initial Public Offering and Separation

On August 8, 2017, we completed our IPO of 26,105,000 of our outstanding 106,271,712 ordinary shares, par value $0.001 per share, which includes 3,405,000 ordinary shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the ordinary shares were sold by Huntsman, and we did not receive any proceeds from the offering. The ordinary shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.” Following our IPO, Huntsman owns approximately 75% of Venator’s outstanding ordinary shares. The material terms of our IPO are described in the Prospectus.

In connection with our IPO and the Separation, Venator and Huntsman entered into certain agreements that allocated between Venator and Huntsman the various assets, employees, liabilities and obligations that were previously part of Huntsman and that govern various interim and ongoing relationships between the parties.

On August 15, 2017, we registered 14,025,000 ordinary shares on Form S-8 which are reserved in connection with awards under our 2017 Stock Incentive Plan.

Senior Credit Facilities and Senior Notes

On August 8, 2017, in connection with our IPO and the Separation, we entered into new financing arrangements and incurred new debt, including borrowings of $375 million under a new senior secured term loan facility with a maturity of seven years (the “Term Loan Facility”). In addition to the Term Loan Facility, we entered into a $300 million asset-based revolving lending facility with a maturity of five years (the “ABL Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”). On July 14, 2017, in connection with our IPO and the Separation, our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC (the “Issuers”), issued $375 million in aggregate principal amount of 5.75% of Senior Notes due 2025 (the “Senior Notes”). Promptly following consummation of the Separation, the proceeds of the Senior Notes were released from escrow and Venator used the net proceeds of the Senior Notes and borrowings under the Term Loan Facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We are currently operating at 20% of total prior capacity but producing only specialty products, and we currently intend to restore manufacturing of the balance of these more profitable specialty products by the fourth quarter of 2018. The remaining 40% of site capacity is more commoditized and we will determine if and when to rebuild this commoditized capacity depending on market conditions, costs and projected long term returns relative to our other investment opportunities.

We have recorded a loss of $31 million for the write-off of fixed assets and lost inventory in other operating income, net in our condensed consolidated and combined statements of operations for the nine months ending September 30, 2017. In addition, we recorded a loss of $18 million of costs for cleanup of the facility in other operating income, net through September 30, 2017. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million. Due to prevailing strong market conditions, our TiO2 selling prices continue to improve and our business is benefitting from the resulting improved profitability and cash flows.  This also has the effect of increasing our total anticipated business interruption losses from the Pori site. We currently believe the combination of increased TiO2 profitability and recently estimated reconstruction costs will result in losses and costs in excess of our $500 million insurance limit. We currently expect to contain these over-the-limit costs within $100 million to $150 million, and to account for them as capital expenditures. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; the extent to which we rebuild the 40% of site capacity that produces commoditized products; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions. Please see “Part II. Item 1A. Risk Factors—Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.”

The fire at our Pori facility did not have a material impact on our 2017 third quarter operating results as losses incurred were offset by insurance proceeds. We received $141 million of non-refundable partial progress payments from our insurer through September 30, 2017 and we received an additional $112 million payment on October 9, 2017.  During the first nine months of 2017, we recorded $128 million of income related to property damage and business interruption insurance recoveries in other operating income, net and cost of goods sold in our condensed consolidated and combined statements of operations to offset property damage and business interruption losses recorded during the period.  We recorded $17 million as deferred income in accrued liabilities as of September 30, 2017 for insurance proceeds received for costs not yet incurred. The difference between payments received from our insurers of $141 million and the sum of income of $128 million and deferred income of $17 million is related to the foreign exchange movements of the U.S. Dollar against the Euro during the first nine months of the year.

Basis of Presentation

Venator’s unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP") and in

management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income (loss), financial position and cash flows for the periods presented. Results of interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the audited combined financial statements and notes to combined financial statements included in the Prospectus.

Prior to the Separation, Venator’s operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives businesses are the primary beneficiaries. The unaudited condensed consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to Venator. The unaudited condensed consolidated and combined financial statements also include allocations of direct and indirect corporate expenses through the date of the Separation, which are based upon an allocation method that in the opinion of management is reasonable. Because the historical condensed consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical condensed consolidated and combined financial information includes the results of operations of other businesses that are not a part of our operations after the Separation. We report the results of those other businesses as discontinued operations. See “Note 3. Discontinued Operations” for further discussion of discontinued operations.

In addition, the unaudited condensed consolidated and combined financial statements have been prepared from Huntsman’s historical accounting records through the Separation and are presented on a stand-alone basis as if Venator’s operations had been conducted separately from Huntsman; however, prior to the Separation, Venator did not operate as a separate, stand-alone entity for the periods presented and, as such, the condensed consolidated and combined financial statements reflecting balances and activity prior to the Separation, may not be indicative of the financial position, results of operations and cash flows had Venator been a stand-alone company.

For purposes of these unaudited condensed consolidated and combined financial statements, all significant transactions with Huntsman International have been included in group equity. All intercompany transactions within the consolidated business have been eliminated.

Prior to the Separation, Huntsman’s executive, information technology, EHS and certain other corporate departments performed certain administrative and other services for Venator. Additionally, Huntsman performed certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator were determined based on specific services provided or were allocated based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of $9 million and $27 million for the three months ended September 30, 2017 and 2016, respectively, and $62 million and $76 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Pending Adoption in Future Periods

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014‑09 for all entities by one year. Further, in March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,

providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively, and early application is permitted. We are substantially complete with our analysis to identify areas that will be impacted by the adoption of the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 on our financial statements. At this time, other than additional required disclosures, we do not expect the adoption of the amendments in these ASUs to have a significant impact on our financial statements. The standard will be adopted in our fiscal year 2018 and we have elected the modified retrospective approach as the transition method.

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

In August 2017, the FASB issued ASU No. 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted in any interim period after the issuance of this ASU. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We are currently evaluating the impact of the adoption of the amendments in this ASU on our financial statements.

NOTE 3. DISCONTINUED OPERATIONS

The Titanium Dioxide, Performance Additives and other businesses were included in Huntsman's financial results in different legal forms, including, but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities that were comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide, Performance Additives and other businesses are the primary beneficiaries. Because the historical condensed consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical condensed consolidated and combined financial information includes the results of operations of other Huntsman businesses that are not a part of our operations after the Separation. The legal entity structure of Huntsman was reorganized during the fourth quarter of 2016 and the second quarter of 2017 such that the other businesses would not be included in Venator’s legal entity structure and as such, the discontinued operations presented below reflect financial results of the other businesses through the date of such reorganization.

The following table summarizes the balance sheet data for discontinued operations:

December 31,
(Dollars in millions)	2016
ASSETS
Current assets:
Cash and cash equivalents	$1
Accounts receivable (net of allowance for doubtful accounts of $1)	10
Accounts receivable from affiliates	61
Inventories	9
Prepaid expenses	1
Other current assets	2
Total current assets of discontinued operations	84
Property, plant and equipment, net	19
Intangible assets, net	2
Deferred income taxes	21
Noncurrent assets of discontinued operations	42
Total assets of discontinued operations	$126
LIABILITIES
Current liabilities:
Accounts payable	$7
Accounts payable to affiliates	2
Accrued liabilities	18
Total current liabilities of discontinued operations	27
Deferred income taxes	1
Other noncurrent liabilities	77
Noncurrent liabilities of discontinued operations	78
Total liabilities of discontinued operations	$105

The following table summarizes the operations data for discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Revenues:
Trade sales, services and fees, net	$—	$28	$15	$83
Related party sales	—	15	17	51
Total revenues	—	43	32	134
Cost of goods sold	—	36	26	110
Operating expenses:
Selling, general and administrative (includes corporate allocations of nil, $2, $1 and $5, respectively)	—	6	(7)	16
Restructuring, impairment and plant closing costs	—	—	1	—
Other (income) expense, net	—	(1)	1	(2)
Total expenses (income)	—	5	(5)	14
Income from discontinued operations before tax	—	2	11	10
Income tax expense	—	—	(3)	(2)
Net income from discontinued operations	$—	$2	$8	$8

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using the average cost method. Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
(Dollars in millions)	2017	2016
Raw materials and supplies	$164	$134
Work in process	42	46
Finished goods	225	246
Total	$431	$426

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

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at September 30, 2017, the joint ventures’ assets, liabilities and results of operations are included in Venator’s condensed consolidated and combined financial statements.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Revenues	$31	$30	$97	$89
Income from continuing operations before income taxes	4	5	16	15
Net cash provided by operating activities	6	7	20	19

NOTE 6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency. As of September 30, 2017 and December 31, 2016, accrued restructuring and plant closing costs by type of cost and initiative consisted of the following:

		Other
	Workforce	restructuring
(Dollars in millions)	reductions(1)	costs	Total(2)
Accrued liabilities as of December 31, 2016	$21	$—	$21
2017 charges	34	8	42
2017 payments	(15)	(8)	(23)
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of September 30, 2017	$41	$—	$41

(1)	The total workforce reduction reserves of $41 million relate to the termination of 338 positions, of which zero positions had been terminated as of September 30, 2017.
(2)	Accrued liabilities remaining, for continuing operations, at September 30, 2017 and December 31, 2016 by year of initiatives were as follows:

	September 30,	December 31,
(Dollars in millions)	2017	2016
2015 initiatives and prior	$12	$21
2016 initiatives	—	—
2017 initiatives	29	—
Total	$41	$21

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative:

	Titanium	Performance
(Dollars in millions)	Dioxide	Additives	Total
Accrued liabilities as of December 31, 2016	$12	$9	$21
2017 charges	33	9	42
2017 payments	(14)	(9)	(23)
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of September 30, 2017	$32	$9	$41

Current portion of restructuring reserves	$28	$9	$37
Long-term portion of restructuring reserve	4	—	4

Details with respect to cash and noncash restructuring charges and impairment of assets for the three and nine months ended September 30, 2017 and 2016 by initiative are provided below:

	Three months ended	Nine months ended
(Dollars in millions)	September 30, 2017	September 30, 2017
Cash charges	$16	$42
Impairment of assets	—	3
Other noncash charges	—	4
Total 2017 Restructuring, Impairment and Plant Closing Costs	$16	$49

	Three months ended	Nine months ended
(Dollars in millions)	September 30, 2016	September 30, 2016
Cash charges	$6	$22
Accelerated depreciation	1	8
Other noncash charges	—	1
Total 2016 Restructuring, Impairment and Plant Closing Costs	$7	$31

Restructuring Activities

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of nil and $4 million for the three and nine months ended September 30, 2016, respectively.

In February 2015, we announced a plan to close the black end manufacturing operations and ancillary activities at our Calais, France site, which will reduce our TiO2 capacity by approximately 100 kilotons, or 11% of our European TiO2 capacity. In connection with this closure, we recorded restructuring expense of nil and $1 million in the three and nine months ended September 30, 2016, respectively. All expected charges have been incurred as of the end of 2016.

In July 2016, we announced plans to close our Umbogintwini, South Africa TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of approximately $1 million and $3 million for the three and nine months ended September 30, 2017, respectively. We expect to incur additional charges of approximately $3 million through the end of the third quarter of 2018.

In March 2017, we announced a plan to close the white end finishing and packaging operation of our TiO2 manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $12 million and $34 million in the three and nine months ended September 30, 2017, respectively. We recorded $1 million and $8 million of accelerated depreciation on the remaining long-lived assets associated with this manufacturing facility during the three and nine months ended September 30, 2016, respectively. We expect to incur additional charges of approximately $45 million through the end of 2021.

In September 2017, we announced a plan to close our St. Louis and Easton manufacturing facilities.  As part of the program, we recorded restructuring expense of approximately $3 million for the three months ended September 30, 2017. We expect to incur $17 million of accelerated depreciation through the end of 2018.

NOTE 7. DEBT

Outstanding debt, net of debt issuance costs of $12 million, consisted of the following:

	September 30,	December 31,
(Dollars in millions)	2017	2016
Term loan facility	$368	$—
Senior notes	370	—
Amounts outstanding under A/R programs	—	106
Variable interest entities	2	2
Other	11	21
Total debt—excluding debt to affiliates	$751	$129
Less: short-term debt and current portion of long-term debt	4	10
Total long-term debt—excluding debt to affiliates	$747	$119
Notes payable to affiliates	—	882
Total debt	$747	$1,001

The estimated fair values of the Term Loan Facility and the ABL Facility approximate their carrying value. The fair value of the Senior Notes at September 30, 2017 was approximately $390 million. The estimated fair value of the Senior Notes is based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

Senior Notes

On July 14, 2017, the Issuers entered into an indenture in connection with the issuance of the Senior Notes.

The Senior Notes are general unsecured senior obligations of the Issuers and are guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries.

The indenture related to the Senior Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets.

The Senior Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and an early redemption premium, calculated on an agreed percentage of the outstanding principal amount, providing compensation on a portion of foregone future interest payables. The Senior Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the Senior Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the Separation), holders of the Venator Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Senior Credit Facilities

On August 8, 2017, we entered into the Senior Credit Facilities that provide for first lien senior secured financing of up to $675 million, consisting of:

•	the Term Loan Facility in an aggregate principal amount of $375 million, with a maturity of seven years; and
•	the ABL Facility in an aggregate principal amount of up to $300 million, with a maturity of five years.

The Term Loan Facility will amortize in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility, payable quarterly commencing in the fourth quarter of 2017.

Availability to borrow under the $300 million of commitments under the ABL Facility is subject to a borrowing base calculation comprised of accounts receivable and inventory in United States, Canada, the United Kingdom, Germany and accounts receivable in France and Spain, that fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. As a result, the aggregate amount available for extensions of credit under the ABL Facility at any time is the lesser of $300 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the ABL Facility at such time.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Venator’s option, either (a) a London Interbank Offering Rate (“LIBOR”) based rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate.  The applicable margin percentage is calculated and established once every three calendar months and varies from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three month period.

Guarantees

All obligations under the Senior Credit Facilities are guaranteed by Venator and substantially all of its subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of Venator and the Guarantors, in each case subject to certain exceptions. Lien priority as between the Term Loan Facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

Substantially all of our U.S. operations and certain of their foreign subsidiary holdings fully and unconditionally guaranteed Huntsman International’s outstanding notes. Upon the Separation, such operations and entities no longer guarantee Huntsman International’s outstanding notes. As of December 31, 2016, Huntsman International and its guarantors had third-party debt outstanding of $3,793 million. As of December 31, 2016, our U.S. operations and certain of our foreign subsidiaries had total assets, excluding intercompany amounts, of $502 million.

Cash Pooling Program

Prior to the Separation, Venator addressed cash flow needs by participating in a cash pooling program with Huntsman. Cash pooling transactions were recorded as either amounts receivable from affiliates or amounts payable to affiliates and are presented as "Net advances to affiliates" and "Net borrowings on affiliate accounts payable" in the investing and financing sections, respectively, in the condensed consolidated and combined statements of cash flows. Interest income was earned if an affiliate was a net lender to the cash pool and paid if an affiliate was a net borrower from the cash pool based on a variable interest rate determined historically by Huntsman. Venator exited the cash pooling program prior to the Separation and all receivables and payables generated through the cash pooling program were settled in connection with the Separation.

Notes Receivable and Payable of Venator to Huntsman

As of September 30, 2017 and December 31, 2016, Venator had notes receivable outstanding from affiliates of nil and $57 million, respectively, and notes payable outstanding to affiliates totaling nil and $882 million, respectively. The borrowers and lenders were subsidiaries of Huntsman International and the notes were unsecured. Substantially all Huntsman receivables or payables were eliminated in connection with the Separation, other than a payable to Huntsman for a liability pursuant to the Tax Matters Agreement dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation (the “Tax Matters Agreement”) entered into at the time of the Separation which has been presented as “Noncurrent payable to affiliates” on our condensed consolidated and combined balance sheet. See “Note 9. Income Taxes” for further discussion.

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

As of December 31, 2016, Huntsman International had $106 million of net receivables in their A/R Programs and reflected on their balance sheet associated with Venator. The entities’ allocated losses on the A/R Programs for the three months ended September 30, 2016 was $1 million, and for the nine months ended September 30, 2017 and 2016 were $1 million and $4 million, respectively. The allocation of losses on sale of accounts receivable is based upon the pro-rata portion of total receivables sold into the securitization program as well as other program and interest expenses associated with the A/R Programs.

Compliance with Covenants

We believe that we are in compliance with the covenants contained in the agreements governing our material financing arrangements, including our Senior Credit Facilities and our Senior Notes. Our material financing agreements are subject to affirmative and negative covenants which are customary for secured financings of this type and include financial covenants for interest coverage and total leverage ratios.

A failure to comply with a covenant could result in a default under a material financing arrangement unless we obtained an appropriate waiver or forbearance (as to which we can provide no assurance). A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable. Furthermore, certain of our material financing arrangements contain cross-default and cross-acceleration provisions under which a failure to comply with the covenants in one material financing arrangement may result in an event of default under another material financing arrangement. If in the future we fail to comply with the financial covenants of our material financing arrangements, we may not have access to the liquidity provided by these financing arrangements.

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Venator is exposed to market risks associated with foreign exchange risk. Venator’s cash flows and earnings are subject to fluctuations due to exchange rate variation. Venator’s revenues and expenses are denominated in various foreign currencies. Venator enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, Venator generally nets multicurrency cash balances among its subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). Venator does not hedge its foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on its cash flows and earnings. At September 30, 2017, Venator had approximately $84 million in notional amount (in U.S. dollar equivalents) outstanding, with maturities of approximately one month.

Prior to the Separation, Huntsman International, or its subsidiaries, entered into foreign currency derivatives on Venator’s behalf. As of December 31, 2016, Huntsman International or its subsidiaries, on behalf of Venator, had approximately $88 million in notional amount (in U.S. dollar equivalents) outstanding, respectively, in forward foreign currency contracts with a term of approximately one month.

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

We recorded income tax expense of $14 million and income tax benefit of $7 million for the three months ended September 30, 2017 and 2016, respectively, and income tax expense of $26 million and income tax benefit of $14 million for the nine months ended September 30, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

For U.S. federal income tax purposes Huntsman will recognize a gain as a result of the internal restructuring and IPO to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the Separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses has increased. This basis step up gives rise to a deferred tax asset of $77 million that we have recognized during the quarter.

Pursuant to the Tax Matters Agreement entered into at the time of the Separation, we are required to make a future payment to Huntsman for any actual U.S. federal income savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $73 million. We have recognized a noncurrent liability for this amount as of September 30, 2017. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized, the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

NOTE 10. EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share excludes dilution and is computed by dividing net income (loss) attributable to Venator ordinary  shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (losses) per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income (loss) available to Venator ordinary  shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted earnings (losses) per share was based on the ordinary shares that were outstanding at the time of our IPO.

Basic and diluted earnings (losses) per share is determined using the following information:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Venator	$51	$(7)	$58	$(89)
Basic and diluted net income (loss):
Net income (loss) attributable to Venator	$51	$(5)	$66	$(81)
Denominator:
Weighted average shares outstanding	106.3	106.3	106.3	106.3
Dilutive share-based awards	0.3	—	0.3	—
Total weighted average shares outstanding, including dilutive shares	106.6	106.3	106.6	106.3

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Antitrust Matters

We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we, our co-defendants and other alleged co-conspirators conspired to fix prices of TiO2 sold in the U.S. The other defendants named in this matter were E. I. du Pont de Nemours and Company ("DuPont"), Kronos and National Titanium Dioxide Company, Ltd. ("Cristal") (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased TiO2 directly from the defendants (the "Direct Purchasers") since February 1, 2003. On December 13, 2013, we and all other defendants settled the Direct Purchasers litigation and the court approved the settlement. We paid the settlement in an amount immaterial to our condensed consolidated and combined financial statements.

On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt-Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. On February 26, 2016, we reached an agreement to settle the Opt-Out Litigation and subsequently paid the settlement in an amount immaterial to our condensed consolidated and combined financial statements.

We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from TiO2 (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing TiO2. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of nine states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state. The parties have entered into a settlement, subject to court approval, for an amount immaterial to our condensed consolidated and combined financial statements.

On August 23, 2016, we were named as a defendant in a fourth civil antitrust suit filed in the U.S. District Court for the Northern District of California by an Indirect Purchaser, Home Depot. Home Depot is an Indirect Purchaser primarily through paints it purchases from various manufacturers. We settled this matter for an amount immaterial to our condensed consolidated and combined financial statements and the court dismissed the case on May 31, 2017.

These Indirect Purchasers seek injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in these condensed consolidated and combined financial statements, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

NOTE 12. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2017 and 2016, our capital expenditures for EHS matters totaled $5 million and $7 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of September 30, 2017 and December 31, 2016, we had environmental reserves of $12 million, each. We may incur losses for environmental remediation.

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

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following:

		Pension and other	Other
	Foreign	postretirement	comprehensive		Amounts
	currency	benefits	income of		attributable to	Amounts
	translation	adjustments,	unconsolidated		noncontrolling	attributable to
(Dollars in millions)	adjustment(a)	net of tax(b)	affiliates	Total	interests	Venator
Beginning balance, January 1, 2017	$(112)	$(306)	$(5)	$(423)	$—	$(423)
Adjustments related to other entities under common control	5	24	—	29	—	29
Tax expense	—	(3)	—	(3)	—	(3)
Other comprehensive income before reclassifications	68	3	—	71	—	71
Tax benefit	2	1	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	11	—	11	—	11
Tax expense	—	—	—	—	—	—
Net current-period other comprehensive income	75	36	—	111	—	111
Ending balance, September 30, 2017	$(37)	$(270)	$(5)	$(312)	$—	$(312)

		Pension and other	Other
	Foreign	postretirement	comprehensive		Amounts
	currency	benefits	income of		attributable to	Amounts
	translation	adjustments,	unconsolidated		noncontrolling	attributable to
(Dollars in millions)	adjustment(d)	net of tax(e)	affiliates	Total	interests	Venator
Beginning balance, January 1, 2016	$(144)	$(252)	$(5)	$(401)	$—	$(401)
Adjustments related to other entities under common control	2	1	—	3	—	3
Tax expense	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications	(92)	7	—	(85)	—	(85)
Tax expense	(1)	(1)	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	8	—	8	—	8
Tax benefit	—	1	—	1	—	1
Net current-period other comprehensive (loss) income	(91)	16	—	(75)	—	(75)
Ending balance, September 30, 2016	$(235)	$(236)	$(5)	$(476)	$—	$(476)

(a)	Amounts are net of tax of $2 million and nil as of September 30, 2017 and January 1, 2017, respectively.
(b)	Amounts are net of tax of $54 million and $56 million as of September 30, 2017 and January 1, 2017, respectively.
(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.
(d)	Amounts include a tax benefit of $1 million and nil as of September 30, 2016 and January 1, 2016, respectively.
(e)	Amounts are net of tax of $60 million at September 30, 2016 and January 1, 2016, each.

	Three months ended		Nine months ended
	September 30,		September 30,		Affected line item in the statement
(Dollars in millions)	2017	2016	2017	2016	where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$5	$3	$13	$8	(b)
Prior service credit	(1)	—	(2)	—	(b)
Total amortization	4	3	11	8	Total before tax
Income tax benefit	—	—	—	1	Income tax (expense) benefit
Total reclassifications for the period	$4	$3	$11	$9	Net of tax

(a)	Pension and other postretirement benefit amounts in parentheses indicate credits on our consolidated statements of operations.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs.

NOTE 14. OPERATING SEGMENT INFORMATION

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Revenues:
Titanium Dioxide	$431	$392	$1,217	$1,197
Performance Additives	151	140	464	451
Total	$582	$532	$1,681	$1,648
Segment adjusted EBITDA(1)
Titanium Dioxide	$127	$22	$268	$28
Performance Additives	15	16	57	56
	142	38	325	84
Corporate and other	(8)	(17)	(48)	(46)
Total	$134	$21	$277	$38
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense	(30)	(14)	(54)	(44)
Interest income	22	2	25	13
Income tax (expense) benefit - continuing operations	(14)	7	(26)	14
Depreciation and amortization	(35)	(30)	(95)	(84)
Net income attributable to noncontrolling interests	2	3	8	8
Other adjustments:
Business acquisition and integration expenses	(4)	(3)	(2)	(11)
Gain on disposition of businesses/assets	—	23	—	23
Net income of discontinued operations, net of tax	—	2	8	8
Certain legal settlements and related expenses	—	—	(1)	(1)
Amortization of pension and postretirement actuarial losses	(5)	(3)	(13)	(8)
Net plant incident (costs) credits	(1)	(3)	(4)	2
Restructuring, impairment and plant closing costs	(16)	(7)	(49)	(31)
Net income (loss)	$53	$(2)	$74	$(73)

(1)

Adjusted EBITDA is defined as net income (loss) of Venator before interest, income tax from continuing operations, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments from net income (loss): (a) business acquisition and integration expenses; (b) gain on disposition of businesses/assets (c) net income of discontinued operations, net of income tax; (d) certain legal settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; (f) net plant incident credits (costs); and (g) restructuring, impairment and plant closing costs.

NOTE 15. RELATED PARTY TRANSACTIONS

Venator is party to a variety of transactions and agreements with Huntsman, their former parent and controlling shareholder.

Corporate Cost Allocations

Prior to the Separation, Huntsman’s executive, information technology, EHS and certain other corporate departments performed certain administrative and other services for Venator. Additionally, Huntsman performed certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator were determined based on specific services provided or were allocated based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of $9 million and $27 million for the three months ended

September 30, 2017 and 2016, respectively, and $62 million and $76 million for the nine months ended September 30, 2017 and 2016, respectively.

Material Agreements between Venator and Huntsman

On August 11, 2017, Venator entered into a separation agreement with Huntsman to effect the Separation and to provide a framework for the relationship with Huntsman. This agreement governs the relationship between Venator and Huntsman subsequent to the completion of the Separation and provides for the allocation between Venator and Huntsman of assets, liabilities and obligations attributable to periods prior to the Separation. Because these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

Other Transactions

See descriptions of our financing arrangements with Huntsman before and after the Separation in “Note 7. Debt” and “Note 8. Derivative Instruments and Hedging Activities.” See description of our arrangement with Huntsman as part of the separation in “Note 9. Income Taxes.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the related notes included in Item 1 hereto as well as the risk factors contained in “Part II. Item 1A. Risk Factors.”

Except when the context otherwise requires or where otherwise indicated, (1) all references to "Venator," the "Company," "we," "us" and "our" refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to "Huntsman" refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, other than us, (3) all references to the "Titanium Dioxide" segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and  Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the "Performance Additives" segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to "other businesses" refer to certain businesses that Huntsman retained in connection with the Separation and that are reported as discontinued operations in our condensed consolidated and combined financial statements, (6) all references to "Huntsman International" refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman, and the entity through which Huntsman operates all of its businesses, and (7) we refer to the internal reorganization prior to our initial public offering (our “IPO”), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the Senior Credit Facilities (defined below) and Senior Notes (defined below), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the "Separation" and (8) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

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

BASIS OF PRESENTATION

Prior to the Separation, Venator’s operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives businesses are the primary beneficiaries. The unaudited condensed consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to Venator. The unaudited condensed consolidated and combined financial statements also include allocations of direct and indirect corporate expenses through the date of the Separation, which are based upon an allocation method that in the opinion of management is reasonable. Because the historical condensed consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical condensed consolidated and consolidated financial information includes the results of operations of other Huntsman businesses are not a part of our operations after the Separation. We report the results of those other businesses as discontinued operations in “Note 3. Discontinued Operations.”

In addition, the unaudited condensed consolidated and combined financial statements have been prepared from Huntsman’s historical accounting records through the Separation and are presented on a stand-alone basis as if Venator’s operations had been conducted separately from Huntsman; however, prior to the Separation, Venator did not operate as a separate, stand-alone entity for the periods presented and, as such, the condensed consolidated and combined financial statements reflecting balances and activity prior to the Separation, may not be indicative of the financial position, results of operations and cash flows had Venator been a stand-alone company.

For purposes of these unaudited condensed consolidated and combined financial statements, all significant transactions with Huntsman International have been included in group equity. All intercompany transactions within the consolidated business have been eliminated.

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

RECENT DEVELOPMENTS

Initial Public Offering and Separation

On August 8, 2017, we completed our IPO of 26,105,000 of our outstanding 106,271,712 ordinary shares, par value $0.001 per share (the “ordinary shares”) which includes 3,405,000 ordinary shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the ordinary shares were sold by Huntsman, and we did not receive any proceeds from the offering. The ordinary shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.” Following our IPO, Huntsman owns approximately 75% of Venator’s outstanding ordinary shares. The material terms of our IPO are described in the Prospectus.

In connection with our IPO and the Separation, Venator and Huntsman entered into certain agreements that allocated between Venator and Huntsman the various assets, employees, liabilities and obligations that were previously part of Huntsman and that govern various interim and ongoing relationships between the parties.

On August 15, 2017, we registered 14,025,000 ordinary shares on Form S-8 which are reserved in connection with awards under our 2017 Stock Incentive Plan.

Senior Credit Facilities and Senior Notes

On August 8, 2017, in connection with the IPO and the Separation, we entered into new financing arrangements and incurred new debt, including borrowings of $375 million under a new senior secured term loan facility with a maturity of seven years (the “Term Loan Facility”). In addition to the Term Loan Facility, we entered into a $300 million asset-based revolving lending facility with a maturity of five years (the “ABL Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”). On July 14, 2017, in connection with the IPO and the Separation, our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC (the “Issuers”), issued $375 million in aggregate principal amount of 5.75% of Senior Notes due 2025 (the “Senior Notes”). Promptly following consummation of the Separation, the proceeds of the Senior Notes were released from escrow and Venator used the net proceeds of the Senior Notes and borrowings under the Term Loan Facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. The Pori facility had a nameplate capacity of up to 130,000 metric tons per year, which represented approximately 17% of our total TiO2 capacity and approximately 2% of total global TiO2 demand. We are currently operating at 20% of total prior capacity but producing only specialty products, and we currently intend to restore manufacturing of the balance of these more profitable specialty products by the fourth quarter of 2018. The remaining 40% of site capacity is more commoditized and we will determine if and when to rebuild this commoditized capacity depending on market conditions, costs and projected long term returns relative to our other investment opportunities.

We have recorded a loss of $31 million for the write-off of fixed assets and lost inventory in other operating income, net in our condensed consolidated and combined statements of operations for the nine months ending September 30, 2017. In addition, we recorded a loss of $18 million of costs for cleanup of the facility in other operating income, net through September 30, 2017. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million.  Due to prevailing strong market conditions, our TiO2 selling prices continue to improve and our business is benefitting from the resulting improved profitability and cash flows.  This also has the effect of increasing our total anticipated business interruption losses from the Pori site. We currently believe the combination of increased TiO2 profitability and recently estimated reconstruction costs will result in losses and costs in excess of our $500 million insurance limit. We currently expect to contain these over-the-limit costs within $100 million to $150 million, and to account for them as capital expenditures. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; the extent to which we rebuild the 40% of site capacity that produces commoditized products; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions. Please see “Part II. Item 1A. Risk Factors— Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.”

The fire at our Pori facility did not have a material impact on our 2017 third quarter operating results as losses incurred were offset by insurance proceeds. We received $141 million of non-refundable partial progress payments from our insurer through September 30, 2017 and we received an additional $112 million payment on October 9, 2017.  During the first nine months of 2017, we recorded $128 million of income related to property damage and business interruption insurance recoveries in other operating income, net and cost of goods sold in our condensed consolidated and combined statements of operations to offset property damage and business interruption losses recorded during the period.  We recorded $17 million as deferred income in accrued liabilities as of September 30, 2017 for insurance proceeds received for costs not yet incurred. The difference between payments received from our insurers of $141 million and the sum of income of $128 million and deferred income of $17 million is related to the foreign exchange movements of the U.S. Dollar against the Euro during the first nine months of the year.

RECENT TRENDS AND OUTLOOK

We expect the following factors to impact our operating results in the near term:

•	Favorable environment for TiO2 price increases in the fourth quarter of 2017

•	Seasonally lower sales volumes in the fourth quarter of 2017

•	We have established a process to receive timely advance insurance payments for the continued reconstruction of the Pori facility as well as for business interruption losses, subject to policy limits

•	Modest increases in raw material costs in the near term

We expect that our corporate and other costs will be approximately $50 million per year, consisting of $40 million of recurring selling, general and administrative costs to operate our business as a standalone public company, which is lower than expenses historically allocated to us from Huntsman, and approximately $10 million of costs that were previously embedded in the Huntsman Pigments and Additives division.

We continue to implement business improvements in our Titanium Dioxide and Performance Additives businesses, which we expect to be completed by the end of 2018 and continue to provide contributions to Adjusted EBITDA. Of the $60 million we previously estimated for annualized savings, we have already realized approximately $15 million of savings through the third quarter of 2017 as a result of these programs. If successfully implemented, we expect the general cost reductions and optimization of our manufacturing network to result in additional increases to our adjusted EBITDA of approximately $45 million per year by the first quarter of 2019, with additional projected increases to adjusted EBITDA from volume growth (primarily via the launch of new products).

In 2017, we expect to spend approximately $90 million on capital expenditures, net of reimbursements and excluding reconstruction of our Pori, Finland facility.

We expect our adjusted long-term effective tax rate will be approximately 15% to 20%.

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$582	$532	9%	$1,681	$1,648	2%
Cost of goods sold	446	491	(9)%	1,351	1,547	(13)%
Operating expenses	45	33	36%	160	135	19%
Restructuring, impairment and plant closing costs	16	7	129%	49	31	58%
Operating income (loss)	75	1	7,400%	121	(65)	NM
Interest expense, net	(8)	(12)	(33)%	(29)	(31)	(6)%
Other income	—	—	NM	—	1	(100)%
Income (loss) from continuing operations before income taxes	67	(11)	NM	92	(95)	NM
Income tax (expense) benefit	(14)	7	NM	(26)	14	NM
Income (loss) from continuing operations	53	(4)	NM	66	(81)	NM
Income from discontinued operations	—	2	(100)%	8	8	-%
Net income (loss)	53	(2)	NM	74	(73)	NM
Reconciliation of net income (loss) to adjusted EBITDA:
Interest expense, net	8	12	(33)%	29	31	(6)%
Income tax expense (benefit) - continuing operations	14	(7)	NM	26	(14)	NM
Depreciation and amortization	35	30	17%	95	84	13%
Net income attributable to noncontrolling interests	(2)	(3)	(33)%	(8)	(8)	—%
Other adjustments:
Business acquisition and integration expenses	4	3		2	11
Gain on disposition of businesses/assets	—	(23)		—	(23)
Net income of discontinued operations, net of tax	—	(2)		(8)	(8)
Certain legal settlements and related expenses	—	—		1	1
Amortization of pension and postretirement actuarial losses	5	3		13	8
Net plant incident (credits) costs	1	3		4	(2)
Restructuring, impairment and plant closing costs	16	7		49	31
Adjusted EBITDA(1)	$134	$21	538%	$277	$38	629%

Net cash (used in) provided by operating activities				$181	$93	95%
Net cash provided by investing activities				72	(105)	NM
Net cash used in financing activities				(99)	10	NM
Capital expenditures				(97)	(76)	28%

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(Dollars in millions)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)			$53			$(2)
Net income attributable to noncontrolling interests			(2)			(3)
Other adjustments:
Business acquisition and integration expenses	$4	$(1)	3	$3	$—	3
Gain on disposition of businesses/assets	—	—	—	(23)	6	(17)
Net income of discontinued operations	—	—	—	(2)	—	(2)
Amortization of pension and postretirement actuarial losses	5	—	5	3	—	3
Net plant incident (credits) costs	1	—	1	3	(1)	2
Restructuring, impairment and plant closing costs	16	(1)	15	7	(1)	6
Adjusted net income (loss)(2)	$26	$(2)	$75	$(9)	$4	$(10)

Weighted-average shares-basic			106.3			106.3
Weighted-average shares-diluted			106.6			106.3

Net income (loss) attributable to Venator Materials PLC ordinary shareholders:
Basic			0.48			(0.05)
Diluted			0.48			(0.05)

Other non-GAAP measures:
Adjusted net income (loss) per share:(2)
Basic			$0.71			$(0.09)
Diluted			0.70			(0.09)

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in millions)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)			$74			$(73)
Net income attributable to noncontrolling interests			(8)			(8)
Other adjustments:
Business acquisition and integration expenses	$2	$(1)	1	$11	$(5)	6
Gain on disposition of businesses/assets	—	—	—	(23)	6	(17)
Net income of discontinued operations	(11)	3	(8)	(10)	2	(8)
Certain legal settlements and related expenses	1	—	1	1	—	1
Amortization of pension and postretirement actuarial losses	13	—	13	8	1	9
Net plant incident (credits) costs	4	(1)	3	(2)	—	(2)
Restructuring, impairment and plant closing costs	49	(4)	45	31	(6)	25
Adjusted net income (loss)(2)	$58	$(3)	$121	$16	$(2)	$(67)

Weighted-average shares-basic			106.3			106.3
Weighted-average shares-diluted			106.6			106.3

Net income (loss) attributable to Venator Materials PLC ordinary shareholders:
Basic			$0.63			$(0.76)
Diluted			0.62			(0.76)

Other non-GAAP measures:
Adjusted net income (loss) per share:
Basic			$1.14			$(0.63)
Diluted			1.14			(0.63)

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income (loss) before interest, income tax from continuing operations, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) gain on disposition of businesses/assets (c) net income of discontinued operations, net of income tax; (d) certain legal settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; (f) net plant incident (credits) costs; and (g) restructuring, impairment and plant closing costs. We believe that net income (loss) is the performance measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary  shareholders: (a) business acquisition and integration expenses; (b) gain on disposition of businesses/assets; (c) net income of discontinued operations; (d) certain legal settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; (f) restructuring, impairment and plant closing costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted adjusted net income per share was based on the ordinary shares that were outstanding at the time of our IPO. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

(3)

The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017, net income was $53 million on revenues of $582 million, compared with a net loss of $2 million on revenues of $532 million for the same period in 2016. The increase of $55 million in net income was the result of the following items:

•

Revenues for the three months ended September 30, 2017 increased by $50 million, or 9%, as compared with the same period in 2016. The increase was due to a $39 million increase in revenue in our Titanium Dioxide segment primarily related to increases in average selling prices, and an $11 million increase in revenue in our Performance Additives segment due to increases in selling price and volumes. See “—Segment Analysis” below.

•

Our operating expenses for the three months ended September 30, 2017 increased by $12 million, or 36%, as compared with the same period in 2016, primarily related to a $23 million increase due to a 2016 gain from disposal of businesses/assets and a $6 million increase due to an insurance recovery gain in 2016 relating to losses incurred at our Uerdingen, Germany plant partially offset by a $9 million reduction in costs at our Corporate segment as our Corporate costs to operate as a stand-alone business are lower than those typically allocated to us from Huntsman and $2 million of savings from our business improvement program.

•

Restructuring, impairment and plant closing costs for the three months ended September 30, 2017 increased to $16 million from $7 million for the same period of 2016. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated and combined financial statements.

•

Our income tax expense for the three months ended September 30, 2017 increased to $14 million from a $7 million income tax benefit for the same period in 2016. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" to our condensed consolidated and combined financial statements.

Segment Analysis

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

			Percent
	Three Months Ended		Change
	September 30,		Favorable
(Dollars in millions)	2017	2016	(Unfavorable)
Revenues
Titanium Dioxide	$431	$392	10%
Performance Additives	151	140	8%
Total	$582	$532	9%
Segment adjusted EBITDA
Titanium Dioxide	$127	$22	477%
Performance Additives	15	16	(6)%
	142	38	274%
Corporate and other	(8)	(17)	53%
Total	$134	$21	538%

	Three Months Ended September 30, 2017 vs. 2016
	Average Selling
	Price(1)
		Foreign
		Currency
	Local	Translation	Mix &	Sales
	Currency	Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	22%	2%	(2)%	(12)%
Performance Additives	2%	1%	(1)%	5%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.
(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The $39 million, or 10%, increase in revenues in our Titanium Dioxide segment for the three months ended September 30, 2017 compared to the same period of 2016 was due to a 24% increase in average selling prices, partially offset by a 12% decrease in sales volumes and a 2% decrease due to product mix. The improvements in selling price consisted primarily of a 22% increase as a result of continued improvements in business conditions for TiO2 allowing for increased prices, and a 2% improvement primarily from favorable exchange rates against the Euro. Sales volumes decreased primarily as a result of the fire at our Pori, Finland manufacturing facility, however, sales volumes, excluding the impact of the Pori fire, increased by 4% compared to the same period in 2016.

Segment adjusted EBITDA of our Titanium Dioxide segment increased by $105 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of an increase in revenue largely due to an increase in average selling price and increase in volumes (excluding the impact of the Pori fire), and a $13 million reduction in costs primarily due to our business improvement program.

Performance Additives

The increase in revenues in our Performance Additives segment of $11 million, or 8%, for the three months ended September 30, 2017 compared to the same period of 2016 was due to a 3% increase in average selling price and a

5% increase in volume, partially offset by a 1% decrease due to changes in product mix. The improvement in prices was primarily in our Functional Additives product line.

Segment adjusted EBITDA in our Performance Additives segment was $15 million for the three month period ended September 30, 2017 compared to $16 million for the same period in 2016. The $1 million decrease is a result of higher sales volumes and higher selling prices offset by a $2 million decrease as a result of the release of an environmental reserve at our Heinhausen, Germany plant in the third quarter of 2016 and other cost increases.

Corporate and other

Corporate and other primarily consists of corporate selling, general and administrative expenses which are not allocated to our segments. Losses from Corporate and other are $9 million, or 53%, lower than the same period in the prior year as our costs to operate as a standalone company are lower than those costs historically allocated to us from Huntsman.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, net income was $74 million on revenues of $1,681 million, compared with a net loss of $73 million on revenues of $1,648 million for the same period in 2016. The increase of $147 million in net income was the result of the following items:

•

Revenues for the nine months ended September 30, 2017 increased by $33 million, or 2%, as compared with the same period in 2016. The increase was due to a $20 million, or 2%, increase in revenue in our Titanium Dioxide segment primarily due to increases in selling price, and a $13 million, or 3%, increase in revenue in our Performance Additives segment due to increases in selling price and volumes. See "—Segment Analysis" below.

•

Our operating expenses for the nine months ended September 30, 2017 increased by $25 million, or 19%, as compared to the same period in 2016, primarily related to a $23 million increase due to a 2016 gain from disposal of businesses/assets and a $6 million decrease due to an insurance recovery gain in 2016 relating to losses incurred at our Uerdingen plant partially offset by  $6 million of savings from our restructuring programs.

•

Restructuring, impairment and plant closing costs for the nine months ended September 30, 2017 increased to $49 million from $31 million for the same period in 2016. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated and combined financial statements.

•

Our income tax expense for the nine months ended September 30, 2017 increased to $26 million from a $14 million income tax benefit for the same period in 2016. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" to our condensed consolidated and combined financial statements.

Segment Analysis

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

			Percent
	Nine Months Ended		Change
	September 30,		Favorable
(Dollars in millions)	2017	2016	(Unfavorable)
Revenues
Titanium Dioxide	$1,217	$1,197	2%
Performance Additives	464	451	3%
Total	$1,681	$1,648	2%
Segment adjusted EBITDA
Titanium Dioxide	$268	$28	857%
Performance Additives	57	56	2%
	325	84	287%
Corporate and other	(48)	(46)	(4)%
Total	$277	$38	629%

	Nine Months Ended September 30, 2017 vs. 2016
	Average Selling
	Price(1)
		Foreign
		Currency
	Local	Translation	Mix &	Sales
	Currency	Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	17%	(1)%	(1)%	(13)%
Performance Additives	1%	(1)%	—%	2%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.
(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The $20 million, or 2%, increase in revenues in our Titanium Dioxide segment for the nine months ended September 30, 2017 compared to the same period of 2016 was primarily due to a 16% increase in average selling prices partially offset by a 13% decrease in sales volumes and a 1% decrease due to product mix. The improvements in selling prices were primarily as a result of continued improvement in business conditions for TiO2 allowing for an increase in prices. Sales volumes decreased primarily as a result of the fire at our Pori, Finland manufacturing facility.

Segment adjusted EBITDA of our Titanium Dioxide segment increased by $240 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as a result of an increase in revenue largely due to an increase in average selling price and increase in volumes (excluding the impact of the fire at a Pori plant), and a $31 million reduction in costs, primarily due to our business improvement program.

Performance Additives

The increase in revenues in our Performance Additives segment of $13 million, or 3%, for the nine months ended September 30, 2017 compared to the same period in 2016 was due to a $2 million increase in average selling price and a 2% increase in volume.  The improvement in prices was primarily in our Functional Additives product line.

Segment adjusted EBITDA in our Performance Additives segment increased by  $1 million, or 2%, due to increases in revenues from higher volumes and selling pricing. The increases in revenue was offset by a decrease in EBITDA as a result of increased costs and the release of an environmental reserve relating to our former Heinhausen, Germany plant in the third quarter of 2016.

Corporate and other

Segment adjusted EBITDA for Corporate and other was materially consistent year over year.

LIQUIDITY AND CAPITAL RESOURCES

On August 8, 2017, in connection with the IPO and the Separation, we entered into new financing arrangements and incurred new debt, including $375 million of Senior Notes issued by our subsidiaries, Venator Finance S.à.r.l. and Venator Materials LLC, and borrowings of $375 million the Term Loan Facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay intercompany debt owed to Huntsman and to pay related fees and expenses. Substantially all Huntsman receivables or payables were eliminated in connection with the Separation, other than a payable to Huntsman for a liability pursuant to the Tax Matters Agreement entered into at the time of the Separation which has been presented as “Noncurrent payable to affiliate” on our condensed consolidated and combined balance sheet. See “Note 9. Income Taxes” for further discussion.

In addition to the Senior Notes and the Term Loan Facility, we entered into a $300 million asset-based revolving lending facility with a maturity of five years, referred to herein as the ABL Facility and, together with the Term Loan Facility, the Senior Credit Facilities. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the United States, Canada, the United Kingdom and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders' discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. Assuming all proposed borrowers currently participate in the facility, the borrowing base calculation is in excess of $268 million. To participate in the facility, each borrower is required to deliver certain documentation and security agreements to the satisfaction of the administrative agent, some of which are not fully satisfied, reducing the borrowing base calculation to $234 million.

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

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $138 million for the nine months ended September 30, 2017 as reflected in our condensed consolidated and combined statements of cash flows. We expect volatility in our working capital components to continue after the Separation due to seasonal changes in working capital throughout the year.

•

During 2017, we expect to spend approximately $90 million on capital expenditures, net of reimbursements, approximately $49 million of which has been spent as of September 30, 2017. Our future expenditures include certain EHS maintenance and upgrades; repair of our Pori manufacturing facility that was damaged by fire on January 30, 2017; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; and certain cost reduction projects. We expect to fund this spending with cash provided by operations.

•

During the nine months ended September 30, 2017, we made contributions to our pension and postretirement benefit plans of $19 million. During the remainder of 2017, we expect to contribute an additional amount of approximately $7 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2017, we had $41 million of accrued restructuring costs of which $37 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $6 million, including $3 million for non-cash charges, and pay approximately $5 million through the remainder of 2017. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated and combined financial statements.

Further, although the business improvement program is expected to be completed by the end of 2018, we expect to incur additional restructuring charges well beyond the end of 2018. We expect the business improvement program to provide additional contributions to adjusted EBITDA beginning in 2017.

•

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We are currently operating at 20% of total prior capacity but producing only specialty products, and we currently intend to restore manufacturing of the balance of these more profitable specialty products by the fourth quarter of 2018. The remaining 40% of site capacity is more commoditized and we will determine if and when to rebuild this commoditized capacity depending on market conditions, costs and projected long term returns relative to our other investment opportunities. The site is insured for property damage as well as business interruption losses. According to our insurance policies, the respective retention levels (deductibles) for physical damage and business interruption are $15 million and 60 days, respectively, with a limit of $500 million, which we expect our claims associated with the fire to exceed, in light of increased business interruption claims arising from increased TiO2 profitability and recently estimated reconstruction costs. We expect to account for these overages as capital expenditures and currently expect to fund this additional capital spending with cash provided by operations. As of September 30, 2017, we have received $141 million from our insurer as partial progress payments towards the overall pending claim. On October 9, 2017 we received another partial progress payment in the amount of $112 million from our insurer.

We have established a process with our insurer to receive timely advance payments for the reconstruction of the facility as well as business interruption losses, subject to policy limits. We have agreed with our insurer to have periodic meetings to review relevant site activities and interim claims as well as regular progress payments.

•

In connection with the IPO and the Separation, we entered into new financing arrangements and incurred new debt, including the issuance of $375 million in aggregate principal amount of 5.75% of Senior Notes due 2025 and borrowings of $375 million under the Term Loan Facility. In addition to the Term Loan Facility, we entered into a $300 million ABL Facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay approximately $732 million of intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million.

As of September 30, 2017 and December 31, 2016, we had $4 million and $10 million, respectively, classified as current portion of debt.

As of September 30, 2017 and December 31, 2016, we had approximately $141 million and $26 million, respectively, of cash and cash equivalents held by our non-U.S. subsidiaries, including our variable interest entities. We intend to use cash held in our non-U.S. subsidiaries to fund our local operations. Nevertheless, we could repatriate this cash or future operating cash from earnings as dividends to our parent company. If non-U.S. cash were repatriated as dividends, under current tax law, we have the ability to repatriate the cash without incurring incremental income tax. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

Cash Flows for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net cash provided by operating activities from continuing operations was $180 million for the nine months ended September 30, 2017 while net cash provided by operating activities from continuing operations was $87 million for the nine months ended September 30, 2016. The increase in net cash provided by operating activities from continuing operations for the nine months ended September 30, 2017 compared with the same period of 2016 was primarily attributable to the  $147 million increase in net income as described in “—Results of Operations” above offset by an $85 million unfavorable variance in operating assets and liabilities for 2017 as compared with 2016.

Net cash provided by investing activities from continuing operations was $73 million for the nine months ended September 30, 2017, compared to net cash used in investing activities from continuing operations of  $99 million for the nine months ended September 30, 2016. The increase in net cash provided by investing activities from continuing operations for the nine months ended September 30, 2017 compared with the same period of 2016 was primarily attributable to an increase in net repayments from to affiliates of $157 million year over year.

Net cash used in financing activities from continuing operations was $99 million for the nine months ended September 30, 2017, compared to net cash provided by financing activities from continuing operations of  $10 million for the nine months ended September 30, 2016. The increase in net cash used in financing activities from continuing operations for the nine months ended September 30, 2017 compared with the same period of 2016 was primarily attributable to $732 million final settlement of affiliate balances at Separation and an increase in net repayments on affiliates accounts payable of $109 million from 2016 to 2017 offset by proceeds from the issuance of the Senior Notes and Senior Credit facilities in 2017.

Changes in Financial Condition

The following information summarizes our working capital as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,	Increase	Percent
(Dollars in millions)	2017	2016	(Decrease)	Change
Cash and cash equivalents	$186	$29	$157	541%
Accounts receivable, net	411	247	164	66%
Accounts receivable from affiliates	9	243	(234)	(96)%
Inventories	431	426	5	1%
Prepaid expenses	11	11	-	-%
Other current assets	73	59	14	24%
Total current assets from continuing operations	1,121	1,015	106	10%
Accounts payable	319	297	22	7%
Accounts payable to affiliates	15	695	(680)	(98)%
Accrued liabilities	213	146	67	46%
Current portion of debt	4	10	(6)	(60)%
Total current liabilities from continuing operations	551	1,148	(597)	(52)%
Working capital (deficit)	$570	$(133)	$703	(529)%

Our working capital increased by $703 million as a result of the net impact of the following significant changes:

•

Cash and cash equivalents increased by $157 million primarily due to inflows of $180 million from operating activities of continuing operations and $73 million of cash inflows from investing activities of continuing operations offset by outflows of $99 million from financing activities of continuing operations.

•	Accounts receivable increased by $164 million primarily due to higher revenues in the three months ended September 30, 2017 compared to the three months ended December 31, 2016.

•

Accrued liabilities increased by $67 million primarily due to deferred income recorded in connection with the partial progress payment received from our insurer related to the fire at our Pori, Finland manufacturing facility.

•

Accounts receivable from and accounts payable to affiliates represent financing arrangements with affiliates of Huntsman. For further information, see “Note 7. Debt—Cash Pooling Program” to our condensed consolidated and combined financial statements.

FINANCING ARRANGEMENTS

Senior Notes

On July 14, 2017, the Issuers entered into an indenture in connection with the issuance of  the Senior Notes.

The Senior Notes are general unsecured senior obligations of the Issuers and are guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries.

The indenture related to the Senior Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets.

The Senior Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and an early redemption premium, calculated on an agreed percentage of the outstanding principal amount, providing compensation on a portion of foregone future interest payables. The Senior Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the Senior Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the Separation), holders of the Venator Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Senior Credit Facilities

On August 8, 2017, we entered into the Senior Credit Facilities that provide for first lien senior secured financing of up to $675 million, consisting of:

•	the Term Loan Facility in an aggregate principal amount of $375 million, with a maturity of seven years; and
•	the ABL Facility in an aggregate principal amount of up to $300 million, with a maturity of five years.

The Term Loan Facility will amortize in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility, payable quarterly commencing in the fourth quarter of 2017.

Availability to borrow under the $300 million of commitments under the ABL Facility is subject to a borrowing base calculation comprised of accounts receivable and inventory in United States, Canada, the United Kingdom, Germany and accounts receivable in France and Spain, that fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. As a result, the aggregate amount available for extensions of credit under the ABL Facility at any time is the lesser of $300 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the ABL Facility at such time.

Borrowings under the Term Loan Facility will bear interest at a rate equal to, at Venator’s option, either (a) a London Interbank Offering Rate (“LIBOR”) based rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate.  The applicable margin percentage is calculated and established once every three calendar months and varies from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three month period.

All obligations under the Senior Credit Facilities are guaranteed by Venator and substantially all of its subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of Venator and the Guarantors, in each case subject to certain exceptions. Lien priority as between the Term Loan Facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

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

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

Since the Rockwood acquisition in 2014, we have been involved in a cost reduction program that has delivered more than $200 million of annual cost synergies and improved its global competitiveness. In addition, we implemented a capacity reduction at our TiO2 manufacturing facility in Calais, France, which has generated approximately $35 million of annual savings beginning in the first half of 2016. We have since determined to close the Calais, France facility. Further, we are incurring additional restructuring charges for recently identified plans for business improvements expected to be completed by the end of 2018. We have realized approximately $9 million of savings in the third quarter of 2017 as a result of these programs.

For further discussion of these and other restructuring plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated and combined financial statements.

LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 11. Commitments and Contingencies—Legal Matters” to our condensed consolidated and combined financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

As noted in the Prospectus, specifically within “Business—Environmental, Health and Safety Matters” and “Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer‑term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see “Note 12. Environmental, Health and Safety Matters” to our condensed consolidated and combined financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed consolidated and combined financial statements.

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

Employee Benefit Programs

We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., Germany, Spain and Finland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S., Canada and South Africa. Amounts recorded in our combined financial statements are recorded based upon actuarial valuations performed by various third-party actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. These assumptions are described in note "19. Employee Benefit Plans" to our combined financial statements in the Prospectus.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with our IPO and the Separation, we entered into the Senior Credit Facilities. Through our borrowing activities, we expect to be exposed to interest rate risk. Such risk will arise due to the anticipated structure of our debt portfolio, including the mix of fixed and floating interest rates. Actions we may take to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

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

Foreign Exchange Rate Risk

Venator is exposed to market risks associated with foreign exchange risk. Venator’s cash flows and earnings are subject to fluctuations due to exchange rate variation. Venator’s revenues and expenses are denominated in various foreign currencies. Venator enters into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, Venator generally nets multicurrency cash balances among its subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). Venator does not hedge its foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on its cash flows and earnings. At September 30, 2017, Venator had approximately $84 million in notional amount (in U.S. dollar equivalents) outstanding, with maturities of approximately one month.

Prior to the Separation, Huntsman International, or its subsidiaries, entered into foreign currency derivatives on Venator’s behalf. As of December 31, 2016, Huntsman International or its subsidiaries, on behalf of Venator, had approximately $88 million in notional amount (in U.S. dollar equivalents) outstanding, respectively, in forward foreign currency contracts with a term of approximately one month.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2017, Venator carried out an evaluation under the supervision and with the participation of their respective management, including the Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined Exchange Act Rules 13a-15(e) and 15d-15(e)). Venator maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in their respective reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to their respective management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the disclosure controls and procedures or the internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Venator’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

As described further in footnote 25 to our combined financial statements and footnote 13 to our condensed combined financial statements of the Prospectus, the misstatements related to the presentation of cash flows associated with the cash pooling programs in which we participated in with certain subsidiaries of Huntsman International. These transactions were improperly classified between cash flows from operating activities and cash flows from either investing or financing activities.

We have initiated various programs to mitigate this material weakness in future periods and are in the process of supplementing our existing internal controls related to carve-out cash flow reporting, including hiring of additional accounting personnel and providing training specific to cash flow reporting to our existing accounting personnel. In addition, after the Separation, we no longer participate in a cash pooling program with affiliates outside of the Venator legal entities and no related cash flow transactions exist in periods subsequent to the Separation.

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

There were no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended September 30, 2017, there have been no material developments with respect to material legal proceedings referenced in “Business – Legal Proceedings” of the Prospectus.

ITEM 1A. RISK FACTORS

Factors that could materially adversely affect our business, financial condition, cash flows, results of operations and share price are described in the Risk Factors previously disclosed in the Prospectus. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. In addition to the risk factors noted in the Prospectus, the following updated risk factor is applicable to us:

The classification of TiO2 as a Category 2 Carcinogen or higher in the European Union could decrease demand for our products and subject us to manufacturing regulations that could significantly increase our costs.

The European Union (“EU”) adopted the Globally Harmonised System (“GHS”) of the United Nations for a uniform system for the classification, labelling and packaging of chemical substances in Regulation (EC) No 1272/2008, the Classification, Labelling and Packaging Regulation (“CLP”). Pursuant to the CLP, an EU Member State can propose a classification for a substance to the European Chemicals Agency (“ECHA”), which upon review by ECHA’s Committee for Risk Assessment (“RAC”), can be submitted to the European Commission for adoption by regulation. On May 31, 2016, the French Agency for Food, Environmental and Occupational Health and Safety (“ANSES”) submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen presumed to have carcinogenic potential for humans by inhalation. We, together with other companies, relevant trade associations and the European Chemical Industry Council (“Cefic”), submitted comments opposing any classification of TiO2 as carcinogenic, based on evidence from multiple epidemiological studies covering more than 24,000 production workers at 18 TiO2 manufacturing sites over several decades that found no increased incidence of lung cancer as a result of workplace exposure to TiO2 and other scientific studies that concluded that the response to lung overload studies with poorly soluble particles upon which the ANSES proposed classification is based is unique to the rat and is not seen in other animal species or humans. On June 8, 2017, the RAC announced its preliminary conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for “suspected human carcinogens”) for humans by inhalation. The RAC published their final opinion on September 14, 2017, which proposes that TiO2 be classified as a Category 2 carcinogen by inhalation. In addition, the RAC proposed a Note in their opinion to the effect that coated particles must be evaluated to assess whether a higher category (Category 1B or 1A) should be applied and additional routes of exposure (oral or dermal) should be included. The European Commission will now evaluate the RAC opinion in deciding what, if any, regulatory measures should be taken. We, Cefic and others expect to continue to advocate to the European Commission that the RAC’s report should not justify anything other than minimal regulatory measures for the reasons stated above, among others. If the European Commission were to subsequently adopt the Category 2 Carcinogen classification, or a higher categorization for coated particles, it could require that many end-use products manufactured with TiO2 be classified and labelled as containing a potential carcinogenic component, which could negatively impact public perception of products containing TiO2. This type of regulatory response could also limit the marketability of and demand for TiO2 or products containing TiO2 and potentially have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. Such classifications would also affect our manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. In addition, any classification, use restriction, or authorization requirement for use imposed by ECHA could trigger heightened regulatory scrutiny in countries outside the EU based on health or safety grounds, which could have a wider adverse impact geographically on market demand for and prices of TiO2 or other products containing TiO2 and increase our compliance obligations outside the EU. It is also possible that heightened regulatory scrutiny would lead to claims by consumers of such products alleging adverse health impacts. Finally, the classification of TiO2 as a Category 2 Carcinogen or higher could lead the ECHA to evaluate other products with similar particle characteristics (such as iron oxides or functional additives) for human carcinogenic potential by inhalation, which may ultimately have similar negative impacts on other members of our product portfolio. In addition, under our separation agreement with Huntsman entered into in connection with our IPO and the Separation, we are required to indemnify Huntsman for any liabilities relating to our TiO2 operations.

Sales of TiO2 in the EU represented approximately 32% of our revenues for the twelve months ended September 30, 2017.

Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.

Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds, outages and other disruptions. Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, any of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Any such production disruption could have a material impact on our operations, operating results and financial condition. For example, a fire occurred in January 2017 at our TiO2 manufacturing facility in Pori, Finland and the facility is currently not fully operational. We are currently operating at 20% of total prior capacity but producing only specialty products, and we currently intend to restore manufacturing of the balance of these more profitable specialty products by the fourth quarter of 2018. The remaining 40% of site capacity is more commoditized and we will determine if and when to rebuild this commoditized capacity depending on market conditions, costs and projected long term returns relative to our other investment opportunities. However, we may experience delays in construction, equipment procurement, or in start-up or plant commissioning, and, even if we are able to resume production on this schedule, we may lose customers that have in the meantime found alternative suppliers elsewhere. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million, and we currently expect our over-the-limit costs to be within $100 million to $150 million of such limit, in light of increased business interruption claims arising from increased TiO2 profitability and recently estimated reconstruction costs. We expect to account for these costs over our insurance limits as capital expenditures and fund them from cash from operations, which will decrease our liquidity and adversely impact earnings in the periods those costs in excess of our insurance limits are incurred. However, these are preliminary estimates based on a number of significant assumptions, and the amount by which insurance proceeds does not fully cover our damages may exceed current estimates, which would further adversely impact liquidity and earnings.  Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; the extent to which we rebuild the 40% of site capacity that produces commoditized products; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions. In addition, if we experience delays in receiving the insurance proceeds, our short term liquidity and earnings may be impacted. Additionally, our premiums and deductibles may increase substantially as a result of the fire.

In addition, we rely on a number of vendors, suppliers and, in some cases, sole-source suppliers, service providers, toll manufacturers and collaborations with other industry participants to provide us with chemicals, feedstocks and other raw materials, along with energy sources and, in certain cases, facilities that we need to operate our business. If the business of these third parties is disrupted, some of these companies could be forced to reduce their output, shut down their operations or file for bankruptcy protection. If this were to occur, it could adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could materially disrupt our operations, including the production of certain of our products. Moreover, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases. All of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters or from events that might increase in frequency or intensity due to climate change. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In areas prone to frequent natural or other disasters, insurance may become increasingly expensive or not available at all. Furthermore, some potential climate-driven losses, particularly flooding due to sea-level rises, may pose long-term risks to our physical facilities such that operations cannot be restored in their current locations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Upon our formation, we issued 50,000 of our ordinary shares, par value £1 per share (the "Subscriber Shares"), to Huntsman International (Netherlands) B.V., an indirect wholly-owned subsidiary of Huntsman. On June 30, 2017, (a) Huntsman International (Netherlands) B.V. transferred the Subscriber Shares to Huntsman International, and (b) we issued 50,000 redeemable shares, par value £1 per share, and one ordinary share, par value $1 per share, to Huntsman International, all of which (including the Subscriber Shares) were repurchased by us prior to the consummation of our IPO. Prior to the consummation of our IPO, we issued 106,271,712 ordinary shares, par value $0.001 per share, to Huntsman through its wholly-owned subsidiaries Huntsman International and Huntsman International (Netherlands) B.V. Each issuance of shares made prior to our IPO was made pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act because the offer and issuance of the ordinary shares did not involve a public offering.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "+"  indicates a management contract or compensatory plan.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

2.1	Separation Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation	8-K	001-38176	2.1	08/11/17

3.1	Amended and Restated Articles of Association	8-K	001-38176	3.1	08/07/17

4.1	Registration Rights Agreement, dated August 8, 2017, by and among Venator Materials PLC, Huntsman International LLC and Huntsman (Holdings) Netherlands B.V.	8-K	001-38176	10.4	08/11/17

4.2	Indenture, dated as of July 14, 2017, by and among Venator Finance S.à r.l., Venator Materials LLC and Wilmington Trust, National Association, as trustee	S-1/A	333-217753	4.3	07/14/17

4.3	Form of 5.75% Senior Note due 2025 (included as Exhibit A to Exhibit 4.1)	S-1/A	333-217753	4.3	07/14/17

4.4	Supplemental Indenture, dated August 8, 2017, by and among Venator Finance S.a r. l., Venator Materials LLC, the guarantors party thereto and Wilmington Trust, National Association	8-K	001-38176	10.8	08/11/17

10.1+	Venator Materials 2017 Stock Incentive Plan	8-K	001-38176	10.1	08/07/17

10.2+	Form of Non-qualified Stock Option Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive	S-8	333-219982	4.4	08/15/17

10.3+	Form of Performance Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.5	08/15/17

10.4+	Form of Phantom Share Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.6	08/15/17

10.5+	Form of Restricted Stock Unit Agreement (Employee Form, IPO Award Conversion) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.7	08/15/17

10.6+	Form of Restricted Stock Unit Agreement (Employee Form, New Grants) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.8	08/15/17

10.7+	Form of Restricted Stock Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.9	08/15/17

10.8+	Form of Share Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.10	08/15/17

10.9+	Form of Notice of Award of Ordinary Shares (Director Form) related to the Venator Materials 2017 Stock Incentive Plan	S-8	333-219982	4.11	08/15/17

10.10	Employment Transfer Agreement, dated June 19, 2017 (Stolle)	S-1	333-217753	10.8	07/14/17

10.11	Employment Transfer Agreement, dated July 11, 2017 (Ogden)	S-1	333-217753	10.9	07/14/17

10.12	Employment Agreement, dated September 15, 2014 (Buberl)	S-1	333-217753	10.10	07/14/17

10.13	Transition Services Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman International LLC.	8-K	001-38176	10.1	08/11/17

10.14	Tax Matters Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation.	8-K	001-38176	10.2	08/11/17

10.15	Employee Matters Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation	8-K	001-38176	10.3	08/11/17

10.16	ABL Facility Agreement, dated August 8, 2017, by and among Venator Materials PLC, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	001-38176	10.5	08/11/17

10.17	Term Loan Agreement, dated August 8, 2017, by and among Venator Materials PLC, Venator Finance S.À.R.L. and Venator Materials LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent.	8-K	001-38176	10.6	08/11/17

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENATOR MATERIALS PLC (Registrant)

Date: November 2, 2017	By:	/s/ Kurt Ogden
Kurt Ogden
Senior Vice President and Chief Financial Officer

Date: November 2, 2017	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller