Form 10-K
period 2017-12-31
Venator Materials PLC
filed 2018-02-23
CIK 1705682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001‑38176

Venator Materials PLC

(Exact name of registrant as specified in its charter)

England and Wales	98‑1373159
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Titanium House, Hanzard Drive, Wynyard Park,

Stockton-On-Tees, TS22, 5FD, United Kingdom

+44 (0) 1740 608 001

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.001 Par Value per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES ☐ NO ☑

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

YES ☑ NO ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

YES ☐ NO ☑

The registrant has elected to use December 31, 2017 as the calculation date, which was the last trading date of the registrant’s most recently completed quarterly period, because on June 30, 2017 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. The aggregate market value of the ordinary shares held by non-affiliates as of the last business day of the registrant’s most recently completed fourth fiscal quarter (based on the closing price of $22.12 on December 29, 2017 reported by the New York Stock Exchange) was approximately $1,058,297,468.

As of February 16, 2018, the registrant had outstanding 106,399,937 ordinary shares, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders may be incorporated by reference into Part III of this Form 10‑K. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

VENATOR MATERIALS PLC AND SUBSIDIARIES
2017 ANNUAL REPORT ON FORM 10‑K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, construction cost estimates, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety (“EHS”) matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” “estimates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•	volatile global economic conditions;
•	cyclical and volatile titanium dioxide (“TiO2”) products markets;
•	highly competitive industries and the need to innovate and develop new products;
•

increased manufacturing regulations for some of our products, including the outcome of the pending potential classification of TiO2 as a carcinogen in the European Union (“EU”) or any increased regulatory scrutiny;

•

disruptions in production at our manufacturing facilities and our ability to cover resulting costs, including construction costs, and lost revenue with insurance proceeds, including at our TiO2 manufacturing facility in Pori, Finland;

•	fluctuations in currency exchange rates and tax rates;
•	price volatility or interruptions in supply of raw materials and energy;
•	changes to laws, regulations or the interpretation thereof;
•	significant investments associated with efforts to transform our business;
•	differences in views with our joint venture participants;
•	high levels of indebtedness;
•	EHS laws and regulations;
•	our ability to obtain future capital on favorable terms;
•	seasonal sales patterns in our product markets;
•	legal claims against us, including antitrust claims;
•	our ability to adequately protect our critical information technology systems;
•	economic conditions and regulatory changes following the likely exit of the United Kingdom (the “U.K.”) from the EU;
•	failure to maintain effective internal controls over financial reporting and disclosure;
•	our indemnification of Huntsman and other commitments and contingencies;
•	financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners;
•	failure to enforce our intellectual property rights;
•	our ability to effectively manage our labor force;

•	conflicts, military actions, terrorist attacks and general instability; and
•	our ability to realize the expected benefits of our separation from Huntsman.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in the “Part I. Item 1A. Risk Factors.”

PART I

ITEM 1. BUSINESS

General

This report includes information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. We have not independently verified any of the data from third‑party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management’s understanding of industry conditions, and such information has not been verified by any independent sources. The industry in which we operate is subject to a high degree of uncertainty and risks and such data and risks are subject to change, including those discussed under “Risk Factors” and “Note Regarding Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the sources described above.

Except when the context otherwise requires or where otherwise indicated, (1) all references to “Venator,” the “Company,” “we,” “us” and “our” refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to “Huntsman” refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, (3) all references to the “Titanium Dioxide” segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the “Performance Additives” segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to “other businesses” refer to certain businesses that Huntsman retained in connection with the separation and that are reported as discontinued operations in our consolidated and combined financial statements, (6) all references to “Huntsman International” refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman and the entity through which Huntsman operates all of its businesses, (7) all references to the “HHN” refer to Huntsman (Holdings) Netherlands B.V., a wholly-owned subsidiary of Huntsman and the Huntsman entity that owns our ordinary shares, (8) we refer to the internal reorganization prior to our initial public offering (“IPO”), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the Senior Credit Facilities and Senior Notes, including the use of the net proceeds of the Senior Credit Facilities (as defined below) and the Senior Notes (as defined below), which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the “separation” and (9) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. ("Rockwood") completed on October 1, 2014.

Overview

We are a leading global manufacturer and marketer of chemical products that improve the quality of life for downstream consumers and promote a sustainable future. Our products comprise a broad range of innovative chemicals and formulations that bring color and vibrancy to buildings, protect and extend product life, and reduce energy consumption. We market our products globally to a diversified group of industrial customers through two segments: Titanium Dioxide, which consists of our TiO2 business, and Performance Additives, which consists of our functional additives, color pigments, timber treatment and water treatment businesses. We are a leading global producer in many of our key product lines, including TiO2, color pigments and functional additives, a leading North American producer of timber treatment products and a leading European producer of water treatment products. We operate 26 facilities, employ approximately 4,500 associates worldwide and sell our products in more than 110 countries.

We operate in a variety of end markets, including industrial and architectural coatings, construction materials, plastics, paper, printing inks, pharmaceuticals, food, cosmetics, fibers and films and personal care. Within these end markets, our products serve approximately 6,900 customers globally. Our production capabilities allow us to manufacture a broad range of functional TiO2 products as well as specialty TiO2 products that provide critical performance for our customers and sell at a premium for certain end-use applications. Our color pigments, functional additives and timber treatment products provide essential properties for our customers’ end-use applications by enhancing the color and appearance of construction materials and delivering performance benefits in other applications such as corrosion and fade resistance, water repellence and flame suppression. We believe that our global footprint and broad product offerings differentiate us from our competitors and allow us to better meet our customers’ needs.

For the year ended December 31, 2017, we had total revenues of $2,209 million. Adjusted EBITDA for the year ended December 31, 2017 was $387 million for our Titanium Dioxide segment and $72 million for our Performance Additives segment.

Our Titanium Dioxide and Performance Additives segments have been transformed in recent years and we have established ourselves as a market leader in each of the industries in which we operate. We invested approximately $1.3 billion in our Titanium Dioxide and Performance Additives segments from January 1, 2014 to December 31, 2017 on acquisitions, restructuring and integration. We continue to implement additional business improvements within our Titanium Dioxide and Performance Additives businesses. As a result of these efforts, we believe we are well-positioned to capitalize on the continued strength of the TiO2 market and related growth opportunities.

The table below summarizes the key products, end markets and applications, representative customers, revenues and sales information by segment as of December 31, 2017.

For additional information about our business segments, including related financial information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 24. Operating Segment Information” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

Initial Public Offering and Separation

On August 8, 2017, we completed our IPO of 26,105,000 ordinary shares, par value $0.001 per share (the “ordinary shares”) which included 3,405,000 ordinary shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the ordinary shares were sold by Huntsman, and we did not receive any proceeds from the offering. In conjunction with our IPO, Venator assumed the Titanium Dioxide and Performance Additives businesses of Huntsman and the related assets, liabilities, obligations and operations and entered into a separation agreement to effect the separation of this business from Huntsman. Prior to our IPO, Venator was a wholly-owned subsidiary of Huntsman. The ordinary shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.”

In connection with our IPO and the separation, Venator and Huntsman entered into certain agreements that allocated between Venator and Huntsman the various assets, employees, liabilities and obligations that were previously part of Huntsman and that govern various interim and ongoing relationships between the parties.

On August 15, 2017, we registered 14,025,000 ordinary shares on Form S‑8 which are reserved for issuance in connection with awards under our 2017 Stock Incentive Plan (the “LTIP”).

On December 4, 2017, we completed a secondary public offering of 21,764,800 ordinary shares. On January 3, 2018, the underwriters purchased an additional 1,948,955 ordinary shares pursuant to their over-allotment option. All of the ordinary shares were sold by Huntsman through HHN, and we did not receive any proceeds from the offering. Following our secondary public offering, including the partial exercise of the underwriters’ option to purchase additional shares, Huntsman owns approximately 53% of Venator’s outstanding ordinary shares.

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

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We are currently operating at 20% of total prior capacity producing specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products by the end of 2018. The remaining 40% of site capacity is more commoditized and, based on current market and economic conditions, associated costs and projected returns, we currently expect to rebuild this portion of the facility, but do not expect it to be reintroduced into the market prior to 2020.

We have recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the year ended December 31, 2017. In addition, we recorded a loss of $21 million of costs for cleanup of the facility in cost of goods sold through December 31, 2017. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with an aggregate limit of $500 million. Due to prevailing strong market conditions, our TiO2 selling prices continue to improve and our business is benefitting from the resulting improved profitability and cash flows. This also has the effect of increasing our total anticipated business interruption losses from the Pori site. We currently believe the combination of increased TiO2 profitability and recently estimated reconstruction costs will result in combined business interruption losses and reconstruction costs in excess of our $500 million aggregate insurance limit. We currently estimate that the total cost to rebuild the Pori facility (including the commodity portion) will exceed the limits of our insurance policy by as much as $325 million, or up to $375 million when providing additional contingency for the upper limits of our current design and construction cost estimates. This amount results from the increased contribution from insurance towards business interruption together with increased costs associated with the faster than normal build schedule of the specialty products portion of the facility, and greater equipment replacement costs as compared to lower equipment repair costs than previously estimated. We expect to account for our uncovered costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs in excess of our insurance limits are incurred. Based on current and anticipated market conditions, we currently expect our business interruption losses to be fully reimbursed within our insurance policy limits through 2019. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; market and other factors impacting our reconstruction of the commoditized portion of the facility; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions. Please see “Item 1A. Risk Factors—Risks Relating to our Business— Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.” We have established a process with our insurer to receive timely advance payments for the continued reconstruction of the facility as well as lost profits for business interruption losses, subject to policy limits. We expect to have pre-funded cash on our balance sheet resulting from these advance insurance payments. We have agreed with our insurer to have monthly meetings to review relevant site activities and interim claims as well as regular progress payments.

The fire at our Pori facility did not have a material impact on our 2017 fourth quarter operating results as losses incurred were offset by insurance proceeds. We received $253 million of non-refundable partial progress payments from our insurer through December 31, 2017 and we received an additional $62 million payment on January 10, 2018. During 2017, we recorded $187 million of income related to property damage and business interruption insurance recoveries in cost of goods sold in our consolidated and combined statements of operations to offset property damage and business interruption losses recorded during the period. In addition, we recorded $68 million as deferred income in accrued liabilities as of December 31, 2017 for insurance proceeds received for costs not yet incurred. The difference between payments received from our insurers of $253 million and the sum of income of $187 million and deferred income of $68 million is related to the foreign exchange movements of the United States (“U.S.”) Dollar against the Euro during 2017.

If we experience delays in construction or equipment procurement relative to the expected restart of the Pori facility, or we lose customers to alternative suppliers or our insurance proceeds do not timely cover our property damage and other losses, or if our actual costs exceed our estimates, our business may be adversely impacted. See “Item 1A. Risk Factors—Risks Related to Our Business—Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.”

Our Business

We manufacture TiO2, functional additives, color pigments, timber treatment and water treatment products. Our broad product range, coupled with our ability to develop and supply specialized products into technically exacting end-use applications, has positioned us as a leader in the markets we serve. In 2014, Huntsman acquired the performance additives and TiO2 businesses of Rockwood, broadening our specialty TiO2 product offerings and adding significant scale and capacity to our TiO2 facilities. The Rockwood acquisition positioned us as a leader in the specialty and differentiated TiO2 industry segments, which includes products that sell at a premium and have more stable margins. The Rockwood acquisition also provided us with complementary functional additives, color pigments, timber treatment and water treatment businesses. We have 26 manufacturing facilities operating in 10 countries with a total nameplate production capacity of approximately 1.3 million metric tons per year. We operate eight TiO2 manufacturing facilities in Europe, North America and Asia and 18 color pigments, functional additives, water treatment and timber treatment manufacturing and processing facilities in Europe, North America, Asia and Australia. For the year ended December 31, 2017, our revenues were $2,209 million. We believe further improvements in TiO2 margins should result in increased profitability and cash flow generation.

Titanium Dioxide Segment

TiO2 is derived from titanium-bearing ores and is a white inert pigment that provides whiteness, opacity and brightness to thousands of everyday items, including coatings, plastics, paper, printing inks, fibers, food and personal care products. We are one of the top producers of TiO2, which collectively account for a significant portion of global TiO2 production capacity. The remaining producers are primarily single-plants that focus on regional sales. We are among the largest global TiO2 producers, with nameplate production capacity of approximately 782,000 metric tons per year. We are able to manufacture a broad range of TiO2 products from functional to specialty. Our specialty products generally sell at a premium into specialized applications such as fibers, catalysts, food, pharmaceuticals and cosmetics. Our production capabilities are distinguished from some of our competitors because of our ability to manufacture TiO2 using both sulfate and chloride manufacturing processes, which gives us the flexibility to tailor our products to meet our customers’ needs. By operating both sulfate and chloride processes, we also have the ability to use a wide range of titanium feedstocks, which enhances the competitiveness of our manufacturing operations, by providing flexibility in the selection of raw materials. This helps insulate us from price fluctuations for any particular feedstock and allows us to manage our raw material costs.

We own a portfolio of brands including the TIOXIDE®, HOMBITAN®, HOMBITEC®, UVTITAN® and ALTIRIS® ranges, which are produced in our eight manufacturing facilities around the globe. We service over 1,800 customers in most major industries and geographic regions. Our global manufacturing footprint allows us to service the needs of both local and global customers, including A. Schulman, AkzoNobel, Ampacet, BASF, Clariant, DSM, Flint, PPG, PolyOne, Sherwin-Williams and Sun Chemical.

There are two manufacturing processes for the production of TiO2, the sulfate process and the chloride process. We believe that the chloride process accounts for approximately 45% of global production capacity. Our production capabilities are distinguished from some of our competitors because of our ability to manufacture TiO2 using both sulfate and chloride manufacturing processes, which gives us the flexibility to tailor our products to meet our customers’ needs. Most end-use applications can use pigments produced by either process, although there are markets that prefer pigment from a specific manufacturing route—for example, the inks market prefers sulfate products and the automotive coatings market prefers chloride products. Regional customers typically favor products that are available locally. The sulfate process produces TiO2 in both the rutile and anatase forms, the latter being used in certain high-value specialty applications.

Once an intermediate TiO2 pigment has been produced using either the chloride or sulfate process, it is “finished” into a product with specific performance characteristics for particular end-use applications. Co-products from both processes require treatment prior to disposal to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our Titanium Dioxide segment. We sell approximately 60% of the co-products generated by our business.

We have an established broad customer base and have successfully differentiated ourselves by establishing ourselves as a market leader in a variety of niche market segments where the innovation and specialization of our products is rewarded with higher growth prospects and strong customer relationships.

Product Type	Rutile TiO2	Anatase TiO2	Nano TiO2
Characteristics	Most common form of TiO2. Harder and more durable crystal	Softer, less abrasive pigment, preferred for some specialty applications	Ultra-fine TiO2 and other TiO2 specialties
Applications	Coatings, printing inks, PVC window frames, plastic masterbatches	Cosmetics, pharmaceuticals, food, polyester fibers, polyamide fibers	Catalysts and cosmetics

Performance Additives Segment

Functional Additives. Functional additives are barium and zinc based inorganic chemicals used to make colors more brilliant, coatings shine, plastic more stable and protect products from fading. We believe we are the leading global manufacturer of zinc and barium functional additives. The demand dynamics of functional additives are closely aligned with those of functional TiO2 given the overlap in applications served, including coatings and plastics.

Product Type	Barium and Zinc Additives
Characteristics	Specialty pigments and fillers based on barium and zinc chemistry
Applications	Coatings, films, paper and glass fiber reinforced plastics

Color Pigments. We are a leading global producer of colored inorganic pigments for the construction, coating, plastics and specialty markets. We are one of three global leaders in the manufacture and processing of liquid, powder and granulated forms of iron oxide color pigments. We also sell natural and synthetic inorganic pigments and metal carboxylate driers. The cost effectiveness, weather resistance, chemical and thermal stability and coloring strength of iron oxide make it an ideal colorant for construction materials, such as concrete, brick and roof tile, and for coatings and plastics. We produce a wide range of color pigments and are the world’s second largest manufacturer of technical grade ultramarine blue pigments, which have a unique blue shade and are widely used to correct colors, giving them a desirable clean, blue undertone. These attributes have resulted in ultramarine blue being used world-wide for polymeric applications such as construction plastics, food packaging, automotive polymers, consumer plastics, coatings and cosmetics.

Our products are sold under a portfolio of brands that are targeted to the construction sector such as DAVIS COLORS®, GRANUFIN® and FERROXIDE® and the following brands HOLLIDAY PIGMENTS, COPPERAS RED® and MAPICO® focused predominantly on the coatings and plastics sectors.

Our products are also used by manufacturers of colorants, rubber, paper, cosmetics, pet food, digital ink, toner and other industrial uses delivering benefits in other applications such as corrosion protection and catalysis.

Our construction customers value our broad product range and benefit from our custom blending, color matching and color dosing systems. Our coatings customers benefit from a consistent and quality product.

Product Type	Iron Oxides	Ultramarines	Specialty Inorganic Chemicals	Driers
Characteristics	Powdered, granulated or in liquid form are synthesized using a range of feedstocks	Range of ultramarine blue and violet and also manganese violet pigments	Complex inorganic pigments and cadmium pigments	A range of metal carboxylates and driers
Applications	Construction, coatings, plastics, cosmetics, inks, catalyst and laminates	Predominantly used in plastics, coatings and cosmetics	Coatings, plastics and inks	Predominantly coatings

Iron oxide pigment’s cost effectiveness, weather resistance, chemical and thermal stability and coloring strength make it an ideal colorant for construction materials, such as concrete, brick and roof tile, and for coatings such as paints and plastics. We are one of the three largest synthetic inorganic color pigments producers which together represent more than 50% of the global market for iron oxide pigments. The remaining market share consists primarily of competitors based in China.

Made from clay, our ultramarine blue pigments are non-toxic, weather resistant and thermally stable. Ultramarine blue is used world-wide for food contact applications. Our synthetic ultramarines are permitted for unrestricted use in certain cosmetics applications. Ultramarine blue is used extensively in plastics and the paint industry. We focus on supplying our customers with technical grade ultramarine blues and violets to high specification markets such as the cosmetics industry.

Copperas, iron and alkali are raw materials for the manufacture of iron oxide pigments. They are used to produce colored pigment particles which are further processed into a finished pigment in powder, liquid, granule or blended powder form.

We are now commissioning a new production facility in Augusta, Georgia, for the synthesis of iron oxide pigments, which we purchased from Rockwood. During commissioning, the facility has experienced delays producing products at the expected specifications and quantities, causing us to question the capabilities of the Augusta technology. Based on the facility’s performance during the commissioning process, we have concluded that production capacity at our Augusta facility will be substantially lower than originally anticipated.

Timber Treatment and Water Treatment. We manufacture wood protection chemicals used primarily in residential and commercial applications to prolong the service life of wood through protection from decay and fungal or insect attack. Wood that has been treated with our products is sold to consumers through major branded retail outlets.

We manufacture our timber treatment chemicals in the U.S. and market our products primarily in North America through Viance, LLC (“Viance”), our 50%-owned joint venture with Dow Chemical (“Dow”) formed in 2007, which we acquired as part of the Rockwood acquisition. Our residential construction products such as ACQ, ECOLIFE™ and Copper Azole are sold for use in decking, fencing and other residential outdoor wood structures. Our industrial construction products such as Chromated Copper Arsenate are sold for use in telephone poles and salt water piers and pilings.

We manufacture our water treatment chemicals in Germany, and these products are used to improve water purity in industrial, commercial and municipal applications. We are one of Europe’s largest suppliers of polyaluminium chloride based flocculants with approximately 140,000 metric tons of production capacity. Our main markets are municipal and industrial waste water treatment and the paper industry.

Customers, Sales, Marketing and Distribution

Titanium Dioxide Segment

We serve over 1,500 customers through our Titanium Dioxide segment. These customers produce paints and coatings, plastics, paper, printing inks, fibers and films, pharmaceuticals, food and cosmetics.

Our ten largest customers accounted for approximately 26% of the segment’s sales in 2017 and no single TiO2 customer represented more than 10% of our sales in 2017. Approximately 85% of our TiO2 sales are made directly to customers through our own global sales and technical services network. This network enables us to work directly with our customers and develop a deep understanding of our customers’ needs and to develop valuable relationships. The remaining 15% of sales are made through our distribution network. We maximize the reach our distribution network by utilizing specialty distributors in selected markets.

Larger customers are typically served via our own sales network and these customers often have annual volume targets with associated pricing mechanisms. Smaller customers are served through a combination of our global sales teams and a distribution network, and the route to market decision is often dependent upon customer size and end application.

Our focus is on marketing products and services to higher growth and higher value applications. For example, we believe that our Titanium Dioxide segment is well-positioned to benefit from growth sectors, such as fibers and films, catalysts, cosmetics, pharmaceuticals and food, where customers’ needs are complex resulting in fewer companies that have the capability to support them. We maximize reach through specialty distributors in selected markets. Our focused sales effort, technical expertise, strong customer service and local manufacturing presence have allowed us to achieve leading market positions in a number of the countries where we manufacture our products.

Performance Additives Segment

We serve over 3,500 customers through our Performance Additives segment. These customers produce materials for the construction industry, as well as coatings, plastics, pharmaceutical, personal care and catalyst applications.

Our ten largest customers accounted for approximately 13% of the segment’s sales in 2017 and no single Performance Additives customer represented more than 10% of our sales in 2017. Performance Additives segment sales are made directly to customers through our own global sales and technical services network, in addition to utilizing specialty distributors. Our focused sales effort, technical expertise, strong customer service and local manufacturing presence have allowed us to achieve leading market positions in a number of the countries where we manufacture our products. We sell iron oxides primarily through our global sales force whereas our ultramarine sales are predominantly through specialty distributors. We sell the majority of our timber treatment products directly to end customers via our joint venture Viance.

Manufacturing and Operations

Titanium Dioxide Segment

As of December 31, 2017, our Titanium Dioxide segment had eight manufacturing facilities operating in seven countries with a total nameplate production capacity of approximately 782,000 metric tons per year.

	Annual Capacity (metric tons)
		North
Product Area	EAME(1)	America	APAC(2)	Total
TiO2	647,000	75,000	60,000	782,000

(1)	“EAME” refers to Europe, Africa and the Middle East.
(2)	“APAC” refers to the Asia-Pacific region including India.

Production capacities of our eight TiO2 manufacturing facilities are listed below. Approximately 80% of our TiO2 capacity is in Western Europe.

	Annual Capacity (metric tons)
		North
Site	EAME(1)	America	APAC	Total	Process
Greatham, U.K.	150,000			150,000	Chloride TiO2
Pori, Finland(3)	130,000			130,000	Sulfate TiO2
Uerdingen, Germany	107,000			107,000	Sulfate TiO2
Duisburg, Germany	100,000			100,000	Sulfate TiO2
Huelva, Spain	80,000			80,000	Sulfate TiO2
Scarlino, Italy	80,000			80,000	Sulfate TiO2
Lake Charles, Louisiana(2)		75,000		75,000	Chloride TiO2
Teluk Kalung, Malaysia			60,000	60,000	Sulfate TiO2
Total	647,000	75,000	60,000	782,000

(1)	Excludes a sulfate plant in Umbogintwini, South Africa, which closed in the fourth quarter of 2016, and our TiO2 finishing plant in Calais, France.
(2)

This facility is owned and operated by Louisiana Pigment Company L.P. (“LPC”), a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide, Inc. (“Kronos”). The capacity shown reflects our 50% interest in LPC.

(3)

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We are currently operating at 20% of total prior capacity producing specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products by the end of 2018. The remaining 40% of site capacity is more commoditized and based on current market and economic conditions, associated costs and projected returns, we currently expect to rebuild this portion of the facility, but do not expect it to be reintroduced into the market prior to 2020.

Performance Additives Segment

As of December 31, 2017, our Performance Additives segment had 18 manufacturing facilities operating in seven countries with a total nameplate production capacity of approximately 530,000 metric tons per year.

	Annual Capacity (metric tons)
		North
Product Area	EAME	America(1)	APAC	Total
Functional additives	100,000			100,000
Color pigments	85,000	45,000	20,000	150,000
Timber treatment		140,000		140,000
Water treatment	140,000			140,000
Total	325,000	185,000	20,000	530,000

(1)	Excludes a color pigments plant in St. Louis, Missouri which was closed in the fourth quarter of 2017.

Joint Ventures

LPC is our 50%-owned joint venture with Kronos. We share production offtake and operating costs of the plant with Kronos, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in LPC is accounted for using the equity method.

Viance is our 50%-owned joint venture with Dow. Viance markets our timber treatment products. Our joint venture interest in Viance was acquired as part of the Rockwood acquisition. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility, and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary and began consolidating Viance upon the Rockwood acquisition.

Pacific Iron Products Sdn Bhd is our 50%-owned joint venture with Coogee Chemicals Pty. Ltd. that manufactures products for Venator. It was determined that the activities that most significantly impact its economic performance are raw material supply, manufacturing and sales. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing. As a result, we concluded that we are the primary beneficiary.

Raw Materials

Titanium Dioxide Segment

The primary raw materials used in our Titanium Dioxide segment are titanium-bearing ores.

Titanium Dioxide
Primary raw materials	Titanium-bearing ore, sulfuric acid, chlorine

The primary raw materials that are used to produce TiO2 are various types of titanium feedstock, which include ilmenite, rutile, titanium slag (chloride slag and sulfate slag) and synthetic rutile. The world market for titanium-bearing ores has a diverse range of suppliers with the four largest accounting for approximately 40% of global supply. The majority of our titanium-bearing ores are sourced from India, Africa, Canada and Norway. Ore accounts for approximately 50% of TiO2 variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 22% of variable manufacturing costs.

The majority of the titanium-bearing ores market is transacted on short-term contracts, or longer-term volume contracts with market-based pricing re-negotiated several times per year. This form of market-based ore contract provides flexibility and responsiveness in terms of pricing and quantity obligations. We expect that there may be modest increases in raw material costs in our Titanium Dioxide segment in the near term.

Performance Additives Segment

Our primary raw materials for our Performance Additives segment are as follows:

	Functional Additives	Color Pigments	Timber Treatment	Water Chemicals
Primary raw materials	Barium and zinc based inorganics	Iron oxide particles, scrap iron, copperas, alkali	DCOIT, copper, monoethanolamine	Aluminum oxide

The primary raw materials for functional additives production are barite and zinc. We currently source material barite from China, where we have long standing supplier relationships and pricing is negotiated largely on a purchase by purchase basis. The quality of zinc required for our business is mainly mined in Australia but can also be sourced from Canada and South America. The majority of our zinc is sourced from two key suppliers with whom we have long standing relationships.

We source our raw material for the majority of our color pigments business from China, the U.S., France and Italy. Key raw materials are iron powder and metal scrap that are sourced from various mid-size and smaller producers primarily on a spot contract basis.

The primary raw materials for our timber treatment business are dichloro-octylisothiazolinone (“DCOIT”) and copper. We source the raw materials for the majority of our timber treatment business from China and the U.S. DCOIT is sourced on a long term contract whereas copper is procured from various mid-size and larger producers primarily on a spot contract basis.

The primary raw materials for our water treatment business are aluminum hydroxide, hydrochloric acid and nitric acid, which are widely available from a number of sources and typically sourced through long-term contracts. We also use sulfuric acid which we source internally.

Competition

The global markets in which our business operates are highly competitive and vary according to segment.

Titanium Dioxide Segment

Competition within the standard grade TiO2 market is based on price, product quality and service. Our key competitors are The Chemours Company, Tronox Limited, Kronos and Cristal each of which is a major global producer with the ability to service all global markets and Henan, a Chinese TiO2 producer. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, the sulfate based TiO2 technology used by our Titanium Dioxide segment is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving margins in circumstances where capacity utilization in the industry is increasing.

Competition within the specialty TiO2 market and the color pigments market is based on customer service, technical expertise in the customers’ applications, product attributes (such as product form and quality), and price. Product quality is particularly critical in the technically demanding applications in which we focus as inconsistent product quality adversely impacts consistency in the end-product. Our primary competitors within specialty TiO2 include Fuji Titanium Industry, Kronos and Precheza.

Performance Additives Segment

Competition within the functional additives market is primarily based on application know-how, brand recognition, product quality and price. Key competitors for barium-based additives include Solvay S.A., Sakai Chemical Industry Co., Ltd., 20 Microns Ltd., and various Chinese barium producers. Key competitors for zinc-based additives include various Chinese lithopone producers.

Our primary competitors within color pigments include Lanxess AG, Cathay Pigments Group, Ferro Corporation and Shanghai Yipin Pigments Co., Ltd.

Competition within the timber treatment market is based on price, customer support services, innovative technology, including sustainable solutions and product range. Our primary competitors are Lonza Group and Koppers Inc. Competition within the water treatment market is based on proximity to customers and price. Our primary competitors are Kemira Oyj and Feralco Group.

Intellectual Property

Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. When appropriate, we file patent and trademark applications, often on a global basis, for new product development technologies. For example, we have obtained patents and trademark registrations covering relevant jurisdictions for our new solar reflecting technologies (ALTIRIS® pigments) that are used to keep colored surfaces cooler when they are exposed to the sun. We own a total of approximately 978 issued patents and pending patent applications and 970 trademark registrations and applications for registration. Our patent portfolio includes approximately 66 issued U.S. patents, 701 patents issued in countries outside the U.S., and 211 pending patent applications, worldwide.

We hold numerous patents and, while a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. There can be no assurance, however, that confidentiality and other agreements into which we enter and have entered will not be breached, that they will provide meaningful protection for our trade secrets or proprietary know-how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, there can be no assurance that others will not obtain knowledge of these trade secrets through independent development or other access by legal means.

In addition to our own patents, patent applications, proprietary trade secrets and know-how, we are a party to certain licensing arrangements and other agreements authorizing us to use trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also have licensed or sub-licensed intellectual property rights to third parties.

Certain of our products are well-known brand names. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted. In our Titanium Dioxide segment, we consider our TIOXIDE®, HOMBITAN®, HOMBITEC®, UVTITAN®, HOMBIKAT™, DELTIO® and ALTIRIS® trademarks to be valuable assets. In our Performance Additives segment, we consider BLANC FIXE™, GRANUFIN®, SACHTOLITH®, FERROXIDE®, ECOLIFE™ and NICASAL® trademarks to be valuable assets.

Please also see the section entitled “Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Research and Development

We support our businesses with a major commitment to research and development, technical services and process engineering improvement. We believe innovation is critical in providing customer satisfaction and in maintaining sustainability and competitiveness in markets in which we participate. Our research and development and technical services facilities are in Wynyard, U.K. and Duisburg, Germany. Much of our research and development is focused on solutions that address significant emerging trends in the market.

The research and development team maintains a vibrant pipeline of new developments that are closely aligned with the needs of our customers. Approximately 7% of the 2017 revenues generated by TiO2 originate from products launched in the last five years. In the specialty markets, which have demanding and dynamic requirements, more than 19% of revenues are generated from products commercialized in the last five years. We believe we are recognized by our customers as the leading innovator in applications such as printing inks, performance plastics, cosmetics, food and fibers, and we believe they view our products in these applications as benchmarks in the industry. Our innovations include the development of different pigmentary properties, such as enhanced glossiness and opacity in ink products, as well as new dosage forms of TiO2. In addition, our expertise has also enabled us to unlock additional functionality from the TiO2 crystal and our teams are at the leading edge of innovations in UV absorption technology that is critical to the development of sunscreens, as well as the optimization of TiO2 particles for use in catalytic processes that strip pollutants from exhaust gases and help to remove nitrogen and sulfur contaminants from refinery process streams.

For the years ended December 31, 2017, 2016 and 2015, we spent $16 million, $15 million and $17 million, respectively, on research and development.

Geographic Data

For sales revenue and long-lived assets by geographic areas, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 24. Operating Segment Information” of this report.

Environmental, Health and Safety Matters

General

We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety, process safety, pollution, protection of the environment and natural resources, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In the U.S., these laws include the Resource Conservation and Recovery Act (“RCRA”), the Occupational Safety and Health Act, the Clean Air Act (“CAA”), the Clean Water Act, the Safe Drinking Water Act, and Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), as well as the state counterparts of these statutes.

In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict, joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to EHS matters may also be found in other areas of this report including “Item 1A. Risk Factors,” and “Part II, Item 8, Financial Statements—Note 21. Commitments and Contingencies—Other Proceedings and Note 22. Environmental, Health and Safety Matters.”

We are subject to a wide array of laws governing chemicals, including the regulation of chemical substances and inventories under the Toxic Substances Control Act (“TSCA”) in the U.S., the Registration, Evaluation and Authorization of Chemicals (“REACH”) in Europe and the Classification, Labelling and Packaging Regulation (“CLP”) regulation in Europe. Analogous regimes exist in other parts of the world, including China, South Korea, and Taiwan. In addition, a number of countries where we operate, including the U.K., have adopted rules to conform chemical labeling in accordance with the globally harmonized system. Many of these foreign regulatory regimes are in the process of a multi-year implementation period for these rules. For example, the Globally Harmonised System (“GHS”) established a uniform system for the classification, labeling and packaging of certain chemical substances and the European Chemicals Agency (“ECHA”) is currently in the process of determining if certain chemicals should be proposed to the European Commission to receive a carcinogenic classification.

Certain of our products are being evaluated under CLP regulation and their classification could negatively impact sales. On May 31, 2016, the French Agency for Food, Environmental and Occupational Health and Safety (“ANSES”) submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen classification presumed to have carcinogenic potential for humans by inhalation. We, together with other companies, relevant trade associations and the European Chemical Industry Council (“Cefic”), submitted comments opposing any classification of TiO2 as carcinogenic, based on evidence from multiple epidemiological studies covering more than 24,000 production workers at 18 TiO2 manufacturing sites over several decades that found no increased incidence of lung cancer as a result of workplace exposure to TiO2 and other scientific studies that concluded that the response to lung overload studies with poorly soluble particles upon which the ANSES proposed classification is based is unique to the rat and is not seen in other animal species or humans. On June 8, 2017, ECHA’s Committee for Risk Assessment (“RAC”) announced its conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for “suspected human carcinogens”) for humans by inhalation, but found such evidence not sufficiently convincing to classify TiO2 in Category 1B (“presumed” to have carcinogenic potential for humans), as was originally proposed by ANSES. The RAC formally adopted the conclusion on September 14, 2017. The European Commission will now evaluate the RAC report in deciding what, if any, regulatory measures should be taken. We, Cefic and others expect to continue to advocate with the European Commission that the RAC’s report should not justify other than minimal regulatory measures for the reasons stated above, among others. If the European Commission were to subsequently adopt the Category 2 Carcinogen classification, it could require that many end-use products manufactured with TiO2 be classified as containing a potential carcinogenic component, which could negatively impact public perception of products containing TiO2, limit the marketability of and demand for TiO2 or products containing TiO2 and potentially have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. Such classifications would also affect manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. Finally, the classification of TiO2 as a Category 2 Carcinogen could lead the ECHA to evaluate other products with similar particle size characteristics such as iron oxides or functional additives for carcinogenic potential by inhalation for humans as well, which may ultimately have similar negative impacts to other of our products if classified as potentially carcinogenic. In addition, under the separation agreement, we are required to indemnify Huntsman for any liabilities relating to our TiO2 operations.

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable EHS legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. We cannot guarantee, however, that these policies and systems will always be effective or that we will be able to manage EHS legal requirements without incurring substantial costs. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us.

Environmental Remediation

We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Based on available information, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements. At the current time, we are unable to estimate the total cost to remediate contaminated sites.

Under CERCLA and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France, can hold past owners and/or operators liable for remediation at former facilities. We have not been notified by third parties of claims against us for cleanup liabilities at former facilities or third party sites, including, but not limited to, sites listed under CERCLA.

Under the RCRA in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities.

The EU has recently announced a review of the Environmental Liability Directive (“ELD”) and a continuation of the soil thematic strategy. Two potential aims of these initiatives are the inclusion of historically contaminated sites into the scope of the ELD and making soil an environmental receptor. These changes could have a negative impact on our assets and liabilities by designating soils containing substances as being contaminated that are not now so designated. These sites would then require investigation and potential remediation.

The Chinese Law on Soil Pollution Prevention and Control is expected in 2018 and may designate soil as a  receptor capable of being harmed by contaminating substances. The implications are that such soils would require investigation and potential remediation.

Climate Change

Globally, our operations are increasingly subject to regulations that seek to reduce emissions of Greenhouse Gases (“GHGs”), such as carbon dioxide and methane, which may be contributing to changes in the earth’s climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the EU, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its third phase. The European Parliament has used a process to formalize “backloading”—the withholding of GHG allowances during 2012‑2016 until 2019‑2020—to prop up carbon prices. As backloading is only a temporary measure, a sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. The European Commission proposed to establish a market stability reserve to address the current surplus of allowances and improve the system’s resilience. The reserve will start operating in 2019, although recently the European Commission has indicated that it may move up the reserves start date and increase the rate at which the reserve removes allowances from the ETS. In addition, the EU has recently announced the binding target to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030. The EU has set a binding target of increasing the share of renewable energy to at least 27% of the EU’s energy consumption by 2030, and additional proposals have been made to increase the target to 35%.

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into an international climate agreement, which entered into effect in November 2016 (the “Paris Agreement”). Although the agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. However, in August 2017 the U.S. informed the United Nations that it is withdrawing from the Paris Agreement. The Paris Agreement provides for a four year exit process.

Federal climate change legislation in the U.S. appears unlikely in the near‑term. As a result, domestic efforts to curb GHG emissions will continue to be led by the U.S. Environmental Protection Agency’s (the “EPA”) GHG regulations and similar programs of certain states. To the extent that our domestic operations are subject to the EPA’s GHG regulations and/or state GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

The EPA previously issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates, in 2015. The Clean Power Plan is currently being challenged in the D.C. Circuit. The EPA formally proposed to repeal the Clean Power Plan on October 10, 2017, and issued a notice on December 18, 2017 seeking comments on a potential future replacement rule. The proposed rule states that EPA has not yet determined whether the agency will propose a new rule to regulate GHG emissions from power plants, but that it will make a decision within the near future. Several states have already announced their intention to challenge any repeal of the Clean Power Plan. It is not yet clear what changes, if any, will result from the EPA’s proposal, whether or how the courts will rule on the legality of the Clean Power Plan, the EPA’s repeal of the rules, or any future replacement. If the EPA successfully repeals the Clean Power Plan, individual states could independently pursue similar rules. Regulation of GHG emissions from the power sector has the ability to affect the long-term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. This in turn could result in increased costs to purchase energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. Future regulation of GHGs has the potential to increase our operating costs.

We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or ETS requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other extreme climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations. For example, our operations in low lying areas may be at increased risk due to flooding, rising sea levels or disruption of operations from more frequent and severe weather events.

Employees

As of December 31, 2017, we employed approximately 4,500 associates in our operations around the world. We believe our relations with our employees are good.

Executive Officers of the Registrant

The following table sets forth information, as of February 23, 2018, regarding the individuals who are our executive officers.

Name	Age	Position(s) at Venator
Simon Turner	54	President and Chief Executive Officer
Kurt Ogden	49	Senior Vice President and Chief Financial Officer
Russ Stolle	55	Senior Vice President, General Counsel and Chief Compliance Officer
Mahomed Maiter	56	Senior Vice President, White Pigments
Jan Buberl	42	Vice President, Color Pigments and Timber Treatment
Antje Gerber	51	Vice President, Specialty Business
Phil Wrigley	51	Vice President, EHS and Manufacturing Excellence

Simon Turner has served as President and Chief Executive Officer and as a director of Venator since the second quarter of 2017. Mr. Turner served as Division President, Pigments & Additives, at Huntsman from November 2008 to August 2017, Senior Vice President, Pigments & Additives, from April 2008 to November 2008, Vice President of Global Sales from September 2004 to April 2008 and General Manager Co-Products and Director Supply Chain and Shared Services from July 1999 to September 2004. Prior to joining Huntsman, Mr. Turner held various positions with Imperial Chemical Industries PLC (“ICI”).

Kurt Ogden has served as Senior Vice President and Chief Financial Officer of Venator since the second quarter of 2017. Mr. Ogden served as Vice President, Investor Relations and Finance of Huntsman from February 2009 until August 2017 and as Director, Corporate Finance from October 2004 to February 2009. Between 2000 and 2004, he was Executive Director Financial Planning and Analysis with Hillenbrand Industries and Vice President Treasurer with Pliant Corporation. Mr. Ogden began his career with Huntsman Chemical Corporation in 1993 and held various positions with related companies up to 2000. Mr. Ogden is a Certified Public Accountant.

Russ Stolle has served as Senior Vice President, General Counsel and Chief Compliance Officer of Venator since the second quarter of 2017. Mr. Stolle served as Senior Vice President and Deputy General Counsel of Huntsman

from January 2010 until August 2017. From October 2006 to January 2010, Mr. Stolle served as Huntsman’s Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Huntsman’s Vice President and Deputy General Counsel, from October 2000 to November 2002, he served as Huntsman’s Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Huntsman’s Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker Botts L.L.P.

Mahomed Maiter has served as Senior Vice President, White Pigments of Venator since the second quarter of 2017. He has over 32 years of experience in the chemical and pigment industry covering a range of senior commercial, global sales and marketing, business development, manufacturing and business roles. From January 2007 to April 2017, Mr. Maiter served as Vice President Global Sales and Marketing, Vice President Revenue and Vice President Business Development of Huntsman’s Pigments and Additives business. From August 2005 to December 2006, he was Vice President of Huntsman’s European Polymers business. Mr. Maiter started his career in the chemical industry in 1985 when he joined the Tioxide business of ICI in South Africa where he held various operations and manufacturing roles. He relocated to the U.K. in June 1995 to take up a General Manager position in ICI in the Tioxide business and was subsequently appointed to Global Marketing Director and Vice President Commercial. Mr. Maiter graduated as a Mechanical Engineer from University College Dublin, Ireland and has participated in executive management programs at INSEAD (France) and University of Cape Town (South Africa).

Jan Buberl has served as Vice President, Color Pigments and Timber Treatment of Venator since the second quarter of 2017. Mr. Buberl served as Vice President, Color Pigments and Timber Treatment for Huntsman from October 2014 until August 2017. Prior to joining Huntsman, Mr. Buberl held various positions at BASF SE (“BASF”) from 1996 to 2014 in Germany, the U.S., Spain and China. From September 2009 to September 2014, Mr. Buberl was Business Director for BASF’s Specialty Product Division. Mr. Buberl earned a Master of Business Administration from the University of North Carolina and a Master of International Marketing from the University of Ludwigshafen, Germany.

Antje Gerber has served as Vice President, Specialty Business of Venator since the second quarter of 2017. Ms. Gerber previously served as Vice President, Specialty Business for Huntsman from February 2016 until August 2017. Prior to joining Huntsman, Ms. Gerber gained over 25 years of specialty chemical experience at leading chemical companies including at Evonik where she held various leadership roles in business, sales, marketing and innovation for 14 years and at H.B. Fuller as Marketing, Transportation and Business Director from June 2009 to January 2016. Ms. Gerber has a degree in Business Administration—Marketing and Chemistry from the University of Hamburg.

Phil Wrigley has served as Vice President, EHS and Manufacturing Excellence of Venator since the second quarter of 2017. From February 2011 to October 2014, Mr. Wrigley served as EHS Director for Huntsman and in October 2014 was made Vice President, Manufacturing Operations at Huntsman, a position he held until August 2017. Mr. Wrigley started his career as an engineer at ICI and later moved to Rohm and Haas Company where he held a series of engineering and manufacturing leadership positions, culminating in the position of European Operations Director. Prior to joining Huntsman in 2011, Mr. Wrigley served as Works Director for an aluminum smelter at Rio Tinto Alcan Inc.

Availability of Information for Shareholders

Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our Internet website at www.venatorcorp.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10‑K and should not be considered part of this annual report or any other filing we make with the SEC.

ITEM 1A. RISK FACTORS

We are subject to certain risks and hazards due to the nature of the business activities we conduct. The risks discussed below, any of which could materially and adversely affect our business, financial condition, cash flows, results of operations and share price, are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may ultimately materially and adversely affect our business, financial condition, cash flows, results of operations and share price.

Risks Related to Our Business

Our industry is affected by global economic factors, including risks associated with volatile economic conditions.

Our financial results are substantially dependent on overall economic conditions in the U.S., Europe and Asia. Declining economic conditions in all or any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the industries in which we operate.

In addition, a large portion of our revenue and profitability is largely dependent on the TiO2 industry. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market.

The market for many of our TiO2 products is cyclical and volatile, and we may experience depressed market conditions for such products.

Historically, the market for large volume TiO2 applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization resulting in declining prices and margins. The volatility this market experiences occurs as a result of significant changes in the demand for products as a consequence of global economic activity and changes in customers’ requirements. The supply-demand balance is also impacted by capacity additions or reductions that result in changes of utilization rates. In addition, TiO2 margins are impacted by significant changes in major input costs such as energy and feedstock. Demand for TiO2 depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.

The cyclicality and volatility of the TiO2 industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle. Primarily as a result of oversupply in the market, global prices for TiO2 declined throughout 2015 before reaching a trough in the first quarter of 2016. Although we have recently successfully implemented price increases, any decline in selling prices in future periods could negatively impact our business, results of operations and/or financial condition.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources or those that are vertically integrated, which could have a material adverse effect on our business, results of operations and financial condition.

The industries in which we operate are highly competitive. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources). Changes in the competitive landscape could make it difficult for us to retain our competitive position in various products and markets throughout the world. Our competitors with their own raw material resources may have a competitive advantage during periods of higher raw material prices. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development.

The global TiO2 market is highly competitive, with the top producers accounting for a significant portion of the world’s production capacity. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs. In addition, our TiO2 business competes with numerous regional producers, including producers in China, who have significantly expanded their sulfate production capacity during the past five years and commenced the commercial production of TiO2 via chloride technology. The risk of our customers substituting our products with those made by Chinese producers could increase as the Chinese producers expand their use of chloride production technology. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

While we are engaged in a range of research and development programs to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products, the failure to develop new products, processes or applications could make us less competitive. Moreover, if any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

In addition, certain of our competitors in various countries in which we do business, including China, may be owned by or affiliated with members of local governments and political entities. These competitors may get special treatment with respect to regulatory compliance and product registration, while certain of our products, including those based on new technologies, may be delayed or even prevented from entering into the local market.

Certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business. The entrance of new competitors into the industry may reduce our ability to maintain margins or capture improving margins in circumstances where capacity utilization in the industry is increasing. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced margins and loss of market share and have a material adverse effect on our business, results of operations, financial condition and liquidity.

The classification of TiO2 as a Category 2 Carcinogen or higher in the EU, or any increased regulatory scrutiny could decrease demand for our products and subject us to manufacturing regulations that could significantly increase our costs.

The EU adopted the Globally Harmonised System, GHS, of the United Nations for a uniform system for the classification, labelling and packaging of chemical substances in Regulation (EC) No 1272/2008, the CLP. Pursuant to the CLP, an EU Member State can propose a classification for a substance to ECHA, which upon review by RAC, can be submitted to the European Commission for adoption by regulation. On May 31, 2016, ANSES submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen presumed to have carcinogenic potential for humans by inhalation. We, together with other companies, relevant trade associations and Cefic, submitted comments opposing any classification of TiO2 as carcinogenic, based on evidence from multiple epidemiological studies covering more than 24,000 production workers at 18 TiO2 manufacturing sites over several decades that found no increased incidence of lung cancer as a result of workplace exposure to TiO2 and other scientific studies that concluded that the response to lung overload studies with poorly soluble particles upon which the ANSES proposed classification is based is unique to the rat and is not seen in other animal species or humans. On June 8, 2017, the RAC announced its preliminary conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for “suspected human carcinogens”) for humans by inhalation. The RAC published their final opinion on September 14, 2017, which proposes that TiO2 be classified as a Category 2 carcinogen by inhalation. In addition, the RAC proposed a Note in their opinion to the effect that coated particles must be evaluated to assess whether a higher category (Category 1B or 1A) should be applied and additional routes of exposure (oral or dermal) should be included. The European Commission will now evaluate the RAC opinion in deciding what, if any, regulatory measures should be taken. We, Cefic and others expect to continue to advocate to the European Commission that the RAC’s report should not justify anything other than minimal regulatory measures for the reasons stated above, among others. If the European Commission were to subsequently adopt the Category 2 Carcinogen classification, or a higher categorization for coated particles, it could require that many end-use products manufactured with TiO2 be classified and labeled as containing a potential carcinogenic component, which could negatively impact public perception of products containing TiO2.  Such classifications would also affect our manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. In addition, any classification, use restriction, or authorization requirement for use imposed by ECHA could trigger heightened regulatory scrutiny in countries outside the EU based on health or safety grounds, which could have a wider adverse impact geographically on market demand for and prices of TiO2 or other products containing TiO2 and increase our compliance obligations outside the EU. Any increased regulatory scrutiny could affect consumer sentiment or limit the marketability of and demand for TiO2 or products containing TiO2, which could have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. It is also possible that heightened regulatory scrutiny would lead to claims by consumers of such products alleging adverse health impacts. Finally, the classification of TiO2 as a Category 2 Carcinogen or higher could lead the ECHA to evaluate other products with similar particle characteristics (such as iron oxides or functional additives) for human carcinogenic potential by inhalation, which may ultimately have similar negative impacts on other products within our portfolio. In addition, under our separation agreement with Huntsman entered into in connection with our IPO and separation, we are required to indemnify Huntsman for any liabilities relating to our TiO2 operations.

Sales of TiO2 in the EU represented approximately 33% of our revenues for the year ended December 31, 2017.

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

Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Any such production disruption could have a material impact on our operations, operating results and financial condition. For example, on January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We are currently operating at 20% of total prior capacity producing specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products by the end of 2018. The remaining 40% of site capacity is more commoditized and based on current market and economic conditions, associated costs and projected returns, we currently expect to rebuild this portion of the facility, but do not expect it to be reintroduced into the market prior to 2020.

We are party to a number of contracts with a variety of third parties involved in the Pori rebuild, including various vendors of required equipment and necessary engineering, demolition, construction and other services. We may experience delays in construction, equipment procurement, or in start-up or plant commissioning, and there is no single third party to whom we can turn for recourse in the event of delays, increased costs or other problems associated with the rebuild. Even if we are able to resume production on this schedule, we may lose customers that have in the meantime found alternative suppliers elsewhere. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with an aggregate limit of $500 million. Due to prevailing strong market conditions, our TiO2 selling prices continue to improve and our business is benefitting from the resulting improved profitability and cash flows. This also has the effect of increasing our total anticipated business interruption losses from the Pori site. We currently believe the combination of increased TiO2 profitability and recently estimated reconstruction costs will result in combined business interruption losses and reconstruction costs in excess of our $500 million aggregate insurance limit. We currently estimate that the total cost to rebuild the Pori facility (including the commodity portion) will exceed the limits of our insurance policy by as much as $325 million, or up to $375 million when providing additional contingency for the upper limits of our current design and construction cost estimates. This amount results from the increased contribution from insurance towards business interruption together with increased costs associated with the faster than normal build schedule of the specialty products portion of the facility, and greater equipment replacement costs as compared to lower equipment repair costs than previously estimated. We expect to account for our uncovered costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs in excess of our insurance limits are incurred. Based on current and anticipated market conditions, we currently expect our business interruption losses to be fully reimbursed within our insurance policy limits through 2019. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; market and other factors impacting our reconstruction of the commoditized portion of the facility; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions. In addition, if we experience delays in receiving the insurance proceeds, our short term liquidity and earnings may be impacted. Additionally, our premiums and deductibles may increase substantially as a result of the fire.

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

Significant price volatility or interruptions in supply of raw materials and energy may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Variations in the cost for raw materials, and of energy, which primarily reflects market prices for oil and natural gas, may significantly affect our operating results from period to period. We purchase a substantial portion of our raw materials from third-party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices of the raw materials that we purchase from third parties are cyclical and volatile. Our supply agreements with our TiO2 feedstock suppliers provide us only limited protection against price volatility as they are entered into either on a short-term basis or are longer-term volume contracts, which provide for market-based pricing. To the extent we do not have fixed price contracts with respect to specific raw materials, we have no control over the costs of raw materials and such costs may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Moreover, the outcome of these efforts is largely determined by existing competitive and economic conditions. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, also have had and may continue to have a negative effect on our cash flow. Any raw materials or energy cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

There are several raw materials for which there are only a limited number of suppliers or a single supplier. For example, titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. To mitigate potential supply constraints, we enter into supply agreements with particular suppliers, evaluate alternative sources of supply and evaluate alternative technologies to avoid reliance on limited or sole-source suppliers. Where supply relationships are concentrated, particular attention is paid by the parties to ensure strategic intentions are aligned to facilitate long term planning. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow. The inability of a supplier to meet our raw material needs could have a material adverse effect on our financial statements and results of operations.

The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher productions costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Our pension and postretirement benefit plan obligations are currently underfunded, and under certain circumstances we may have to significantly increase the level of cash funding to some or all of these plans, which would reduce the cash available for our business.

We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans including certain unfunded pension obligations we assumed upon the consummation of our acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

With respect to our domestic pension and postretirement benefit plans, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances in accordance with the Employee Retirement Income Security Act of 1974, as amended. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding.

With respect to our foreign pension and postretirement benefit plans, the effects of underfunding depend on the country in which the pension and postretirement benefit plan is established. For example, in the U.K. and Germany, semi-public pension protection programs have the authority, in certain circumstances, to assume responsibility for underfunded pension schemes, including the right to recover the amount of the underfunding from us.

Our results of operations may be adversely affected by fluctuations in currency exchange rates and tax rates and changes in tax laws in the jurisdictions in which we operate.

Our headquarters operations are conducted across two of our administrative offices: Wynyard, U.K and The Woodlands, Texas. We conduct a majority of our business operations outside the U.S. Sales to customers outside the U.S. contributed approximately 76% of our revenue in 2017. Our operations are subject to international business risks, including the need to convert currencies received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. We transact business in many foreign currencies, including the euro, the British pound sterling, the Malaysian ringgit and the Chinese renminbi. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the U.S., we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

We are subject to income taxation in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. In addition, our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we are subject to lower statutory rates and higher than anticipated in jurisdictions where we are subject to higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions in which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.

We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

In addition, GAAP has required us to place valuation allowances against our net operating losses and other deferred tax assets in a significant number of tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of current valuation allowances and, potentially, the establishment of new valuation allowances and releases of existing valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations. Furthermore, certain foreign jurisdictions may take actions to delay our ability to collect value-added tax refunds.

Changes in U.S. tax laws could have an adverse effect on our financial position and results of operations.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”), which significantly changes how the U.S. taxes corporations. The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%

and restricts the deductibility of certain business expenses, among other provisions. The 2017 Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in the interpretation of the provisions of the 2017 Tax Act and significant estimates to be made in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the U.S. Internal Revenue Service (“IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

The impact of changing laws or regulations or the manner of interpretation or enforcement of existing laws or regulations could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This risk includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, the possible taxation under foreign laws of certain income we report in other jurisdictions, and regulations related to the protection of private information of our employees and customers. In addition, compliance with laws and regulations is complicated by our substantial global footprint, which will require significant and additional resources to ensure compliance with applicable laws and regulations in the various countries where we conduct business.

Our global operations expose us to trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (the “FCPA”) and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, supplier and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions or other export control, anti-corruption, anti-money-laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our substantial global operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

We expect sales from international markets to continue to represent a large portion of our sales in the future. Also, a significant portion of our manufacturing capacity is located outside of the U.S. Accordingly, our business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.

Certain legal and political risks are also inherent in the operation of a company with our global scope. For example, it may be more difficult for us to enforce our agreements or collect receivables through foreign legal systems.

There is a risk that foreign governments may nationalize private enterprises in certain countries where we operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the U.S. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we operate are a risk to our financial performance and future growth.

As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our multinational operations will not have an adverse effect on our business, financial condition or results of operations.

Our efforts to transform our businesses may require significant investments; if our strategies are unsuccessful, our business, results of operations and/or financial condition may be materially adversely affected.

We intend to continuously evaluate opportunities for growth and change. These initiatives may involve making acquisitions, entering into partnerships and joint ventures, divesting assets, restructuring our existing assets and operations, creating new financial structures and building new facilities—any of which could require a significant investment and subject us to new kinds of risks. We may incur indebtedness to finance these opportunities. We could also issue our ordinary shares or securities of our subsidiaries to finance such initiatives. If our strategies for growth and change are not successful, we could face increased financial pressure, such as increased cash flow demands, reduced liquidity and diminished access to financial markets, and the equity value of our businesses could be diluted.

The implementation of strategies for growth and change may create additional risks, including:

•	diversion of management time and attention away from existing operations;
•	requiring capital investment that could otherwise be used for the operation and growth of our existing businesses;
•	disruptions to important business relationships;
•	increased operating costs;
•	limitations imposed by various governmental entities;
•	use of limited investment and other baskets under our debt covenants;
•	difficulties realizing projected synergies;
•	difficulties due to lack of or limited prior experience in any new markets we may enter; and
•	difficulty integrating acquired businesses or products with our existing businesses.

Our inability to mitigate these risks or other problems encountered in connection with our strategies for growth and change could have a material adverse effect on our business, results of operations and financial condition. In addition, we may fail to fully achieve the savings or growth projected for current or future initiatives notwithstanding the expenditure of substantial resources in pursuit thereof.

If we are unable to successfully implement our business improvement program, we may not realize the benefits we anticipate from such program or may incur additional and/or unexpected costs in order to realize them.

We continue to implement business improvements that we expect to be completed by the end of 2018 and that continue to provide contributions to adjusted EBITDA. Of the $60 million we previously estimated for annualized savings, we have already realized approximately $23 million of savings through the fourth quarter of 2017 as a result of these programs, including approximately $9 million of savings realized in the fourth quarter of 2017. If successfully implemented, we expect the general cost reductions and optimization of our manufacturing network to result in additional increases to our adjusted EBITDA of approximately $37 million per year by the first quarter of 2019, with additional projected increases to adjusted EBITDA from volume growth (primarily via the launch of new products). We currently estimate that these business improvements will require approximately $70 million of additional cash restructuring costs through 2019. Cost savings expectations and volume improvement estimates are inherently difficult to predict and are necessarily speculative in nature, and we cannot provide assurance that we will achieve expected or any actual cost savings or volume improvements.

A variety of factors could cause us not to realize some or all of the expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with operating our business, our ability to reduce headcount and our ability to achieve the efficiencies contemplated by the cost savings initiative. We may be unable to realize all of these cost savings or volume improvements within the expected timeframe, or at all, and we may incur additional or unexpected costs in order to realize them. These cost savings are based upon a number of assumptions and estimates that are in turn based on our analysis of the various factors which currently, and could in the future, impact our business. These assumptions and estimates are inherently uncertain and subject to significant business, operational, economic and competitive uncertainties and contingencies. Certain of the assumptions relate to business decisions that are subject to change, including, among others, our anticipated business strategies, our marketing strategies, our product development strategies and our ability to anticipate and react to business trends. Other assumptions relate to risks and uncertainties beyond our control, including, among others, the economic environment in which we operate, environmental regulation and other developments in our industry as well as capital markets conditions from time to time. The actual results of implementing the various cost savings initiatives may differ materially from the estimates set out in this report if any of these assumptions prove incorrect. Moreover, our continued efforts to implement these cost savings may divert management attention from the rest of our business and may preclude us from seeking attractive new product opportunities, any of which may materially and adversely affect our business.

If we are unable to innovate and successfully introduce new products, or new technologies or processes, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets and on our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technology, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation or the development of alternative uses for, or application of, our products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, competitive environments and laws and regulations. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve our expected benefits associated with new products developed to meet new laws or regulations if the implementation of such laws or regulations is delayed.

Differences in views with our joint venture participants may cause our joint ventures not to operate according to their business plans, which may adversely affect our results of operations.

We currently participate in a number of joint ventures, including our joint venture in Lake Charles, Louisiana with Kronos and our Harrisburg, North Carolina joint venture with Dow, and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. If these differences cause the joint ventures to deviate from their business plans or to fail to achieve their desired operating performance, our results of operations could be adversely affected.

Construction projects are subject to numerous regulatory, environmental, legal and economic risks. We cannot assure you that any such project will be completed in a timely fashion or at all or that we will realize the anticipated benefits of any such project.

Additions to or modifications of our existing facilities and the construction of new facilities involve numerous regulatory, environmental, legal and economic uncertainties, many of which are beyond our control. Expansion and construction projects may require preconstruction permitting or environmental reviews, as well as the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. If our projects are delayed materially or our capital expenditures for such projects increase significantly, our results of operations and cash flows could be adversely affected.

Even if these projects are completed, there can be no assurance that we will realize the anticipated benefits of such projects. For example, we are now commissioning a new production facility in Augusta, Georgia, for the synthesis of iron oxide pigments, which we purchased from Rockwood. During commissioning, the facility has experienced delays producing products at the expected specifications and quantities, causing us to question the capabilities of the Augusta technology. Based on the facility’s performance during the commissioning process, we have concluded that production capacity at our Augusta facility will be substantially lower than originally anticipated.

Our indebtedness is substantial and a significant portion of our indebtedness is subject to variable interest rates. Our indebtedness may make us more vulnerable to economic downturns and may limit our ability to respond to market conditions, to obtain additional financing or to refinance our debt. We may also incur more debt in the future.

As of December 31, 2017, we had $375 million aggregate principal amount of Senior Notes outstanding, borrowings of $374 million under our Term Loan Facility and no borrowings under our ABL Facility, with $243 million of available borrowing. Our debt level and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

•	we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;
•	cash flow available for other purposes, including the growth of our business, may be reduced;
•	our ability to refinance or obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;
•	our competitors with lower debt levels may have a competitive advantage relative to us; and
•

part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, assuming all commitments were available and all loans under the ABL Facility were fully drawn, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $6 million).

In addition, our separation from Huntsman’s other business may increase the overall cost of debt funding and decrease the overall capacity and commercial credit available to us. Our business, financial condition, results of operations and cash flows could be harmed by a deterioration of our credit profile or by factors adversely affecting the credit markets generally.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

We are subject to many environmental, health and safety laws and regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

Our properties and operations, including our global manufacturing facilities, are subject to a broad array of EHS requirements, including extensive federal, state, local, foreign and international laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. There has been a global upward trend in the number and complexity of current and proposed EHS laws and regulations, including those relating to the chemicals used and generated in our operations and included in our products. The costs to comply with these EHS laws and regulations, as well as internal voluntary programs and goals, are significant and will continue to be significant in the foreseeable future.

Our facilities are dependent on environmental permits to operate. These operating permits are subject to modification, renewal and revocation, which could have a material adverse effect on our operations and our financial condition. In addition, third parties may contest our ability to receive or renew certain permits that we need to operate, which can lengthen the application process or even prevent us from obtaining necessary permits. Moreover, actual or alleged violations of permit requirements could result in restrictions or prohibitions on our operations and facilities.

In addition, we expect to incur significant capital expenditures and operating costs in order to comply with existing and future EHS laws and regulations. Capital expenditures and operating costs relating to EHS matters are subject to evolving requirements, and the timing and amount of such expenditures and costs will depend on the timing of the promulgation of the requirements as well as the enforcement of specific standards.

We are also liable for the costs of investigating and cleaning up environmental contamination on or from our currently-owned and operated properties. We also may be liable for environmental contamination on or from our formerly-owned and operated properties, and on or from third-party sites to which we sent hazardous substances or waste materials for disposal. In many circumstances, EHS laws and regulations impose joint, several, and/or strict liability for contamination, and therefore we may be held liable for cleaning up contamination at currently owned properties even if the contamination was caused by former owners, or at third-party sites even if our original disposal activities were in accordance with all then existing regulatory requirements. Moreover, certain of our facilities are in close proximity to other industrial manufacturing sites. In these locations, the source of contamination resulting from discharges into the environment may not be clear. We could potentially be held responsible for such liabilities even if the contamination did not originate from our sites, and we may have to incur significant costs to respond to any remedies imposed, or to defend any actions initiated, by environmental agencies.

Changes in EHS laws and regulations, violations of EHS law or regulations that result in civil or criminal sanctions, the revocation or modification of EHS permits, the bringing of investigations or enforcement proceedings against us by governmental agencies, the bringing of private claims alleging environmental damages against us, the discovery of contamination on our current or former properties or at third-party disposal sites, could reduce our profitability or have a material adverse effect on our operations and financial condition.

Many of our products and operations are subject to the chemical control laws of the countries in which they are located.

We are subject to a wide array of laws governing chemicals, including the regulation of chemical substances and inventories under TSCA in the U.S. and REACH regulation in Europe. Analogous regimes exist in other parts of the world, including China, South Korea, and Taiwan. In addition, a number of countries where we operate, including the U.K., have adopted rules to conform chemical labeling in accordance with the GHS. Many of these foreign regulatory regimes are in the process of a multi-year implementation period for these rules.

Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, in the U.S., the EPA finalized revisions to its Risk Management Program in January 2017. The revisions include new requirements for certain facilities to perform hazard analyses, third‑party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information, among other requirements. Compliance with many new provisions will be required beginning in 2021. The EPA has proposed to delay the effective date of the rule from June 19, 2017 to February 19, 2019; however, EPA’s proposed delay has been challenged in the courts by environmental groups, and a final decision remains pending. The U.S. Occupational Safety and Health Administration had previously announced that it was considering changes to its Process Safety Management standards that parallel EPA’s Risk Management Program; but additional action appears unlikely at this time. In addition, TSCA reform legislation was enacted in June 2016, and the EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. The EPA has also released its draft framework for approving new chemicals and new uses of existing chemicals. Under the draft framework, which is already being used by EPA in TSCA evaluations, a new chemical or use presents an unreasonable risk if it exceeds set standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

Furthermore, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions regarding our products and operations, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in product safety and environmental protection regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, product safety and environmental matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

We could incur significant expenditures in order to comply with existing or future EHS laws. Capital expenditures and costs relating to EHS matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future EHS laws.

Our operations are increasingly subject to climate change regulations that seek to reduce emissions of greenhouse gases.

Our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth’s climate. There are existing efforts to address GHG emissions at the international, national, and regional levels. For example, the 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions. The agreement entered into force on November 4, 2016 and could result in additional firm commitments by various nations with respect to future GHG emissions. However, the U.S. notified the United Nations in August 2017 that it will be withdrawing from the agreement, which provides for a four year exit process. The EU also regulates GHGs under the EU Emissions Trading Scheme. China has established its own country-wide GHG cap and trade program.

In the U.S., the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates, in 2015. This rule has been challenged in court and the EPA has separately announced that it intends to repeal and potentially replace the Clean Power Plan. Several states have already announced their intention to challenge any repeal of the Clean Power Plan. It is not yet clear what changes, if any, will result from the EPA’s proposal, whether or how the courts will rule on the legality of the Clean Power Plan, EPA’s repeal of the rules, or any future replacement. If the EPA successfully repeals the Clean Power Plan, individual states could independently pursue similar rules. Regulation of GHG emissions from the power sector has the ability to affect the long-term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. This in turn could result in increased costs to purchase energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions

(such as cap and trade systems or carbon taxes), which are primarily related to energy use. Future regulation of GHGs has the potential to increase our operating costs.

In addition, some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other extreme climatic events. If any such effects were to occur in areas where we or our clients operate, they could have an adverse effect on our assets and operations, either through damage to our production facilities, disruption of our supply chain, or impacts to our customers.

We may need additional capital in the future and may not be able to obtain it on favorable terms.

Our Titanium Dioxide businesses are capital intensive, and our success depends to a significant degree on our ability to develop and market innovative products and to update our facilities and process technology. We may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing research and development activities, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of, and demand for, our products, the extent to which we invest in new technology and research and development projects, and the status and timing of these developments, as well as general availability of capital from debt and/or equity markets. Additional financing may not be available when needed on terms favorable to us, or at all. Further, the terms of the separation agreement, our debt or other agreements limit our ability to incur additional indebtedness or issue additional equity. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

The markets for many of our products have seasonally affected sales patterns.

The demand for TiO2 and certain of our other products during a given year is subject to seasonal fluctuations. Because TiO2 is widely used in paint and other coatings, demand is higher in the painting seasons of spring and summer in the Northern Hemisphere. We may be adversely affected by anticipated or unanticipated changes in regional weather conditions. For example, poor weather conditions in a region can lead to an abbreviated painting season, which can depress consumer sales of paint products that use TiO2, which could have a negative effect on our cash position.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical and other products. These hazards include: chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. Please see “—Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.” In addition, some equipment and operations at our facilities are owned or controlled by third parties who may not be fully integrated into our safety programs and over whom we are able to exercise limited control. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers’ compensation and other matters.

We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity. Please see “—Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.”

Our operations, financial condition and liquidity could be adversely affected by legal claims against us, including antitrust claims.

We face risks arising from various legal actions, including matters relating to antitrust, product liability, intellectual property and environmental claims. It is possible that judgments could be rendered against us in these cases or others for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters. Over the past few years, antitrust claims have been made against TiO2 companies, including us. In this type of litigation, the plaintiffs generally seek treble damages, which may be significant. An adverse outcome in any claim could be material and significantly impact our operations, financial condition and liquidity. In addition, we are subject to various claims and litigation in the ordinary course of business. For more information, see “Item 3. Legal Proceedings below.”

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, cause delays or cancellations of customer orders or impede the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. Current employees have, and former employees may have, access to a significant amount of information regarding our operations which could be disclosed to our competitors or otherwise used to harm us. Moreover, our operations in certain locations, such as China, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.

In addition, we could be required to expend significant additional amounts to respond to information technology issues or to protect against threatened or actual security breaches. We may not be able to implement measures that will protect against the significant risks to our information technology systems.

Economic conditions and regulatory changes following the U.K.’s likely exit from the EU could adversely impact our operations, operating results and financial condition.

Following a referendum in June 2016, in which a majority of voters in the U.K. approved an exit from the EU, the U.K. government initiated the formal process to leave the EU (often referred to as Brexit) on March 29, 2017, which will result in the U.K. leaving the EU on March 29, 2019 unless the U.K. and the remaining EU member states agree otherwise. The referendum triggered short-term financial volatility, including a decline in the value of the British pound sterling in comparison to both the U.S. dollar and euro. It is expected that Brexit will continue to impact economic conditions in the EU. The future effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our Company.

We derive a significant portion of our revenues from sales outside the U.S., including 39% from continental Europe and 5% from the U.K. in 2017. The consequences of Brexit, together with the significant uncertainty regarding the terms on which the U.K. will leave the EU, could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which EU laws to replace or replicate.

While we are not experiencing any immediate adverse impact on our financial condition as a direct result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to seek to exit the EU.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our annual report on Form 10‑K for the fiscal year ending December 31, 2018. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to regulatory penalties or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be misreported. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our share price.

The process of implementing internal controls in connection with our operation as a stand-alone company requires significant attention from management and we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Difficulties encountered in their implementation could harm our results of operations or cause us to fail to meet our reporting obligations. If we fail to obtain the quality of administrative services necessary to operate effectively or incur greater costs in obtaining these services, our profitability, financial condition and results of operations may be materially and adversely affected.

Our results of operations could be adversely affected by our indemnification of Huntsman and other commitments and contingencies.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we are required to indemnify Huntsman for uncapped amounts with regard to liabilities allocated to, or assumed by us under each of the separation agreement, the employee matters agreement and the tax matters agreement. These indemnification obligations to date have included defense costs associated with certain litigation matters as well as certain damages awards, settlements, and penalties. As we are required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our results of operations. In addition, in the event that Huntsman seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes between Huntsman and us may also arise with respect to indemnification matters including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect us.

Financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners could have a material adverse effect on our business.

During periods of economic disruption, more of our customers than normal may experience financial difficulties, including bankruptcies, restructurings and liquidations, which could affect our business by reducing sales, increasing our risk in extending trade credit to customers and reducing our profitability. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect accounts receivable from that customer.

Our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability is sufficient to satisfy their requirements for doing or continuing to do business with them, and may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our flexibility in managing our labor force may be adversely affected by existing or new labor and employment laws and policies in the jurisdictions in which we operate, many of which are more onerous than those of the U.S.; and some of our labor force has substantial workers’ council or trade union participation, which creates a risk of disruption from labor disputes.

The global nature of our business presents difficulties in hiring and maintaining a workforce in certain countries. The majority of our employees are located outside the U.S. In many of these countries, including the U.K., Italy, Germany, France, Spain, Finland and Malaysia, labor and employment laws may be more onerous than in the U.S. and, in many cases, grant significant job protection to employees, including rights on termination of employment.

We are required to consult with, and seek the consent or advice of, various employee groups or works councils that represent our employees for any changes to our activities or employee benefits. This requirement could have a significant impact on our flexibility in managing costs and responding to market changes.

Our future success depends on our ability to retain key executives and to identify, attract, retain and motivate qualified senior management and personnel.

We are highly dependent on the experience and strong relationships in the chemicals industry, and financial and business development expertise of Simon Turner, our President and Chief Executive Officer and Kurt Ogden, our Senior Vice President and Chief Financial Officer. Because of our reliance on our senior management team, our future success depends, in part, on our ability to identify, attract, develop and retain key personnel and talent to succeed our senior management and other key positions throughout the organization. The loss of the services of our executive officers or other key employees could impede the achievement of our strategic objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in a highly technical chemicals industry. This risk is further enhanced by the separation from Huntsman. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees.

Conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect our business.

Conflicts, military actions and terrorist attacks have precipitated economic instability and turmoil in financial markets. Instability and turmoil, particularly in energy-producing nations, may result in raw material cost increases. The uncertainty and economic disruption resulting from hostilities, military action or acts of terrorism may impact any or all of our facilities and operations or those of our suppliers or customers. Accordingly, any conflict, military action or terrorist attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

In addition, a number of governments have instituted regulations attempting to increase the security of chemical plants and the transportation of hazardous chemicals, which could result in higher operating costs and could have a material adverse effect on our financial condition and liquidity.

Our business is dependent on our intellectual property. If we are unable to enforce our intellectual property rights and prevent use of our intellectual property by third parties, our ability to compete may be adversely affected. Further, third parties may claim that we infringe on their intellectual property rights, and resulting litigation may be costly.

Protection of our proprietary processes, apparatuses and other technology is important to our business. We rely on patent protection, as well as a combination of copyright and trade secret laws to protect and prevent others from duplicating our proprietary processes, apparatuses and technology. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Such means may afford only limited protection of our intellectual property and may not; (i) prevent our competitors from duplicating our processes or technology; (ii) prevent our competitors from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage. In addition, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We rely upon trade secrets and other confidential and proprietary know-how and continuing technological innovation to develop and maintain our competitive position. While it is our policy to enter into agreements imposing nondisclosure and confidentiality obligations upon our employees and third parties to protect our intellectual property, these confidentiality obligations may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means.

We may not be able to effectively protect our intellectual property rights from misappropriation or infringement in countries where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may be unavailable, or may not protect our proprietary rights to the same extent as U.S. law. The lack of adequate legal protections of intellectual property or failure of legal remedies for related actions could have a material adverse effect on our business, results of operations, financial condition and liquidity.

As such, our commercial success will depend in part on not infringing, misappropriating or violating the intellectual property rights of others. From time to time, we may be subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In the future, third parties may sue us for alleged infringement of their proprietary or intellectual property rights. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. Any litigation in this regard, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources as well as harm to our brand, any of which could adversely affect our business, financial condition and results of operations. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark, technology or design and/or pay significant damages unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. We have already obtained licenses that give us rights to third party intellectual property that is necessary or useful to our business. These license agreements covering our products impose various royalty and other obligations on us. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could harm our reputation and financial results.

Risks Related to Our Relationship with Huntsman

We are controlled by Huntsman, and its interests may conflict with yours.

Huntsman, through HHN owns approximately 53% of our outstanding ordinary shares. Accordingly, Huntsman continues to control our business objectives and policies, including the composition of our board of directors and any action requiring the approval of our shareholders, such as the adoption of amendments to our articles of association, and the approval of mergers or a sale of substantially all of our assets. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Huntsman and could discourage others from making tender offers, which could prevent shareholders from receiving a premium for their shares. Huntsman’s interests may conflict with your interests as a shareholder. For additional information about our relationships with Huntsman, see “Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Some of our historical financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

Our historical financial information prior to the separation and our IPO included in this report has been derived from Huntsman’s accounting records. Our historical financial information for the year ended December 31, 2017 includes periods during which we were a wholly-owned subsidiary of Huntsman and during which we were a stand-alone public company. Prior to the separation and our IPO, Huntsman did not account for us, and we were not operated, as a separate, stand-alone company and such information presented may not reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity during such periods or those that we will achieve in the future. The costs to operate our business as a separate public entity are expected to differ from the historical cost allocations from Huntsman reflected in our financial statements.

For additional information about our past financial performance and the basis of presentation of our financial statements, see our consolidated and combined financial statements and related notes.

If we are unable to generate sufficient cash flow from our operations, our business, financial condition and results of operations may be materially and adversely affected.

Following the separation and our IPO, we can no longer rely on Huntsman’s earnings, assets, cash flow or credit, and we are responsible for obtaining and maintaining sufficient working capital, funding our capital expenditure requirements and servicing our own debt. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash or repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing and new product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.

In connection with our separation from Huntsman, we agreed to indemnify Huntsman for certain liabilities, including those related to the operation of our business while it was still owned by Huntsman, and while Huntsman will indemnify us for certain liabilities, such indemnities may not be adequate.

Pursuant to the separation agreement and other agreements with Huntsman, we agreed to indemnify Huntsman for certain liabilities, including those related to the operation of our business while it was still owned by Huntsman, in each case for uncapped amounts. Indemnity payments that we may be required to provide Huntsman may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for liabilities that Huntsman has agreed to retain. Further, there can be no assurance that the indemnity from Huntsman for its retained liabilities will be sufficient to protect us against the full amount of such liabilities, or that Huntsman will be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from Huntsman any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

In connection with the separation, Huntsman provides us with certain transitional services that may not be sufficient to meet our needs going forward. We may have difficulty finding supplemental or, ultimately, replacement services or be required to pay increased costs to supplement or, ultimately, replace these services.

Prior to the separation, Huntsman and its subsidiaries provided us with certain administrative services required by us for the operation of our business, including, administrative, payroll, human resources, data processing, EHS, financial audit support, financial transaction support, other support services, information technology systems and various other corporate services. Pursuant to the transition services agreement entered into in connection with our IPO, we will continue to receive these services from Huntsman for a limited period of time. These services may not be provided at the same level as when we were a business segment within Huntsman, and we may not be able to obtain the same benefits that we received prior to our IPO. While these services are being provided to us by Huntsman, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited. After the expiration or termination of the transition services agreement, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we receive from Huntsman under the transition services agreement. Any failure or significant downtime in our own administrative systems or in Huntsman’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis. Although we intend to replace portions of the services currently provided by Huntsman, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect. We may also prove to be less effective at performing certain services that were previously provided to us by Huntsman and that are no longer provided by Huntsman under the transition services agreement. See “Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

We may experience unplanned disruptions to our operations in these facilities as a result of actions beyond our control. In some cases, we share control with Huntsman and differences in views between us and Huntsman may result in delays and may cause us to fail to achieve our planned operating performance. As a result, our results of operations could be adversely affected.

The agreements between us and Huntsman were not made on an arm’s length basis.

The agreements we entered into with Huntsman in connection with our IPO and the separation, including, but not limited to, the separation agreement, tax matters agreement, employee matters agreement, registration rights agreement and transition services agreement, were negotiated in the context of our IPO and the separation while we were still a wholly-owned subsidiary of Huntsman. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of Huntsman. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms relate to, among other things, the allocation of assets, liabilities, rights and other obligations between Huntsman and us. See “Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

We could have significant tax liabilities for periods during which Huntsman operated our business.

For any tax periods (or portions thereof) prior to the separation and our IPO, we or one or more of our subsidiaries will be included in consolidated, combined, unitary or similar tax reporting groups with Huntsman (including Huntsman’s consolidated group for U.S. federal income tax purposes). Applicable laws (including U.S. federal income tax laws) often provide that each member of such a tax reporting group is liable for the group’s entire tax obligation. Thus, to the extent Huntsman or other members of a tax reporting group of which we or one of our subsidiaries was a member fails to make any tax payments required by law, we could be liable for the shortfall. Huntsman will indemnify us for any taxes attributable to Huntsman and the internal reorganization and separation transactions that we or one of our subsidiaries are required to pay as a result of our (or one of our subsidiaries’) membership in such a tax reporting group with Huntsman. We will also be responsible for any increase in Huntsman’s tax liability for any period in which we or any of our subsidiaries are combined or consolidated with Huntsman to the extent attributable to our business (including any increase resulting from audit adjustments). Furthermore, with respect to periods prior to the separation in which one or more of Huntsman’s subsidiaries are included in a consolidated, combined, unitary or similar tax reporting group with us, and if one or more of Huntsman’s subsidiaries receives an adjustment that increases taxable income, such adjustment may result in the utilization of Venator tax attributes. The use of such Venator attributes would be free of charge to Huntsman and would result in the reduction of our deferred tax assets along with an increase in deferred tax expense in cases where no valuation allowance has been recognized against such deferred tax assets.

In addition, we will also be responsible for any taxes due with respect to tax returns that include only us and/or our subsidiaries for tax periods (or portions thereof) prior to the separation and our IPO.

Further, by virtue of Huntsman’s controlling ownership and the tax matters agreement, Huntsman effectively controls all of our tax decisions in connection with any tax reporting group tax returns in which we (or any of our subsidiaries) are included. The tax matters agreement provides that Huntsman has sole authority to respond to and conduct all tax proceedings (including tax audits) and to prepare and file all such reporting group tax returns in which we or one of our subsidiaries are included on our behalf (including the making of any tax elections). This arrangement may result in conflicts of interest between Huntsman and us. See “Item III. Part 13. Certain Relationships and Related Party Transactions, and Director Independence.”

In addition, for U.S. federal income tax purposes Huntsman will recognize a gain as a result of the internal restructuring and IPO to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses has increased. This basis step-up gave rise to a deferred tax asset of $77 million that we recognized for the quarter ended September 30, 2017. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%, the basis step-up gives rise to a deferred tax asset of $36 million that we recognized for the year ended December 31, 2017. Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the quarter ended September 30, 2017 we estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision were expected to be approximately $73 million. During the fourth quarter, we revised our third quarter estimate to $68 million and recorded the change in the provision against net changes in parent company’s investments and advances within our total equity. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate, we estimate that the aggregate future payments required by this provision are expected to be approximately $34 million. We have recognized a noncurrent liability for this amount as of December 31, 2017. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the tax matters agreement.

See “Part II. Item 8. Financial Statements and Supplementary Data—Note 18. Income Taxes” of this report for the amount of our known contingent tax liabilities. We currently have no reason to believe that we have any unrecorded outstanding tax liabilities from prior years; however, due to the inherent complexity of tax law, the many countries in which we operate, and the unpredictable nature of tax authorities, we believe there is inherent uncertainty.

The amount of tax for which we are liable for taxable periods preceding the separation may be impacted by elections Huntsman makes on our behalf.

Under the tax matters agreement, Huntsman has the right to make all elections for taxable periods preceding the separation and our IPO. As a result, the amount of tax for which we are liable for taxable periods preceding the separation and our IPO may be impacted by elections Huntsman makes on our behalf.

We may be classified as a passive foreign investment company for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequences to U.S. Holders of our ordinary shares.

A foreign corporation will be treated as a “passive foreign investment company,” or “PFIC,” for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets for any taxable year produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than certain rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, but does not include income derived from the performance of services. U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC, and the gain, if any, they derive from the sale or other disposition of their interests in the PFIC.

Based on the composition of our assets, income and a review of our activities we do not believe that we currently are a PFIC, and we do not expect to become a PFIC in future taxable years. However, our status as a PFIC in any taxable year will depend on our assets, income and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any future taxable years, and it is possible that the IRS would not agree with our conclusion, or the U.S. tax laws could change significantly.

The IRS may not agree that we are a foreign corporation for U.S. federal tax purposes.

For U.S. federal tax purposes, a corporation is generally considered to be a tax resident of the jurisdiction of its organization or incorporation. Because we are incorporated under the laws of the U.K., we would be classified as a foreign corporation under these rules. Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be classified as a U.S. corporation for U.S. federal income tax purposes.

As part of the internal reorganization, we acquired assets, including stock of U.S. subsidiaries and assets previously held by U.S. corporations, from affiliates of Huntsman. Under Section 7874, we could be treated as a U.S. corporation for U.S. federal income tax purposes if Huntsman International is treated as receiving at least 80% (by either vote or value) of our shares by reason of holding shares in any U.S. subsidiary acquired by us or with respect to our acquisition of substantially all of the assets of any U.S. subsidiary, in each case, in the internal reorganization.

It is currently not expected that Section 7874 will cause us or any of our affiliates to be treated as a U.S. corporation for U.S. tax purposes. However, the law and Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear, and there is limited guidance regarding the application of Section 7874. Moreover, the rules for applying Section 7874 are dependent upon the subjective valuation of certain of our U.S. assets and non-U.S. assets.

Accordingly, there can be no assurance that the IRS will not challenge our status or the status of any of our foreign affiliates as a foreign corporation under Section 7874 or that such challenge would not be sustained by a court. If the IRS were to successfully challenge such status under Section 7874, we and our affiliates could be subject to substantial additional U.S. federal income tax liability. In addition, we and certain of our foreign affiliates are expected, regardless of any application of Section 7874, to be treated as tax residents of countries other than the U.S. Consequently, if we or any such affiliate is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874, we or such affiliate could be liable for both U.S. and non-U.S. taxes.

Certain members of our board of directors and management may have actual or potential conflicts of interest because of their ownership of shares of common stock of Huntsman and the expected overlap of two members of our board with the board of directors of Huntsman.

Certain members of our board of directors and management own common stock of Huntsman or options to purchase common stock of Huntsman because of their current or prior relationships with Huntsman, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for Huntsman and us.

In addition, the board of directors of each of us and Huntsman have two members in common, including Peter R. Huntsman and Sir Robert J. Margetts, which could create actual or potential conflicts of interest.

So long as Huntsman beneficially owns ordinary shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding ordinary shares, Huntsman can effectively control and direct our board of directors. Accordingly, we may not be able to resolve potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

As a result of these actual or potential conflicts of interest, we may be precluded from pursuing certain growth initiatives.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on such exemptions, you will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Huntsman controls a majority of the voting power of our outstanding ordinary shares. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these standards, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement:

•	that a majority of the board of directors consist of independent directors;
•	that the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•	that the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently do not, and we do not intend in the future to, utilize the exemptions from the NYSE corporate governance standards available to controlled companies. We will cease to qualify as a controlled company once Huntsman ceases to own a majority of the voting power of our outstanding ordinary shares.

Risks Related to Our Ordinary Shares

The market price and trading volume of our ordinary shares may be volatile and you may not be able to resell your shares at or above the price at which you purchased them.

The market price of our ordinary shares may be influenced by many factors, some of which are beyond our control, including those described above in “—Risks Related to Our Business” and the following:

•	the failure of securities analysts to cover our ordinary shares or changes in financial estimates by analysts;
•	our inability to meet the financial estimates of analysts who follow our ordinary shares;
•	our strategic actions;
•	our announcements of significant contracts, acquisitions, joint ventures or capital commitments;
•	general economic and stock market conditions;
•	changes in conditions or trends in our industry, markets or customers;
•	future sales of our ordinary shares or other securities; and
•	investor perceptions of the investment opportunity associated with our ordinary shares relative to other investment alternatives.

As a result of these factors, holders of our ordinary shares may not be able to resell their shares at or above the price at which they purchased them or may not be able to resell them at all. These broad market and industry factors may materially reduce the market price of our ordinary shares, regardless of our operating performance. In addition, price volatility may be greater if trading volume of our ordinary shares is low.

A number of our shares are or will be eligible for future sale, which may cause the market price of our ordinary shares to decline.

Any sales of substantial amounts of our ordinary shares in the public market or the perception that such sales might occur may cause the market price of our ordinary shares to decline and impede our ability to raise capital through the issuance of equity securities. Subject to our agreements with Huntsman described in “Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence,” we are not restricted from issuing additional ordinary shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, ordinary shares or any substantially similar securities.

In connection with our IPO, we filed a registration statement on Form S‑8 to register our ordinary shares that are or will be reserved for issuance under the LTIP. Significant sales of our ordinary shares pursuant to our LTIP could also adversely affect the prevailing market price for our ordinary shares.

In connection with the IPO and the separation, we and Huntsman entered into a Registration Rights Agreement, pursuant to which we agreed, upon the request of Huntsman, to use our best efforts to effect the registration under applicable securities laws of the disposition of our ordinary shares retained by Huntsman. Huntsman has advised us that it intends to continue to monetize its retained ownership stake in Venator. Subject to prevailing market and other conditions (including the terms of Huntsman’s lock-up agreements), this future monetization may be effected in additional follow-on capital markets transactions or block transactions that permit an orderly distribution of Huntsman's retained shares.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation organized in Delaware and these differences may make our ordinary shares less attractive to investors.

We are incorporated under the laws of England and Wales. The rights of holders of our ordinary shares are governed by English law, including the provisions of the Companies Act 2006, and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations organized in Delaware, including with respect to preemptive rights, distribution of dividends, limitation on derivative suits, and certain heightened shareholder approval requirements.

U.S. investors may have difficulty enforcing civil liabilities against the Company, our directors or members of senior management.

We are incorporated under the laws of England and Wales. The U.S. and the U.K. do not currently have a treaty providing for the recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. The enforceability of any judgment of a U.S. federal or state court in the U.K. will depend on the laws and any treaties in effect at the time, including conflicts of laws principles (such as those bearing on the question of whether a U.K. court would recognize the basis on which a U.S. court had purported to exercise jurisdiction over a defendant). In this context, there is doubt as to the enforceability in the U.K. of civil liabilities based solely on the federal securities laws of the U.S. In addition, awards for punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in the U.K. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it did not seek to compensate the claimant for loss or damage suffered and was intended to punish the defendant.

Provisions in our articles of association are intended to have anti-takeover effects that could discourage an acquisition of us by others, and may prevent attempts by shareholders to replace or remove our current management.

Certain provisions in our articles of association are intended to have the effect of delaying or preventing a change in control or changes in our management. For example, our articles of association includes provisions that establish an advance notice procedure for shareholder resolutions to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors. U.K. law also prohibits the passing of written shareholder resolutions by public companies. In addition, our articles of association provides that, in general, from and after the first date on which Huntsman ceases to beneficially own at least 15% of our outstanding voting shares, we may not engage in a business combination with an interested shareholder for a period of three years after the time of the transaction in which the person became an interested shareholder. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, even if these events would be beneficial for our shareholders.

The U.K. City Code on Takeovers and Mergers, or the Takeover Code, may apply to the Company.

The Takeover Code applies, among other things, to an offer for a public company whose registered office is in the U.K. (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the “residency test.” Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.

If at the time of a takeover offer, the Takeover Panel determines that we have our place of central management and control in the U.K., we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders.

Huntsman is interested in over 50% of our voting share capital, and therefore, even if the Takeover Panel were to determine that we were subject to the Takeover Code, Huntsman is able to increase its aggregate holding in us without triggering the requirement under Rule 9 of the Takeover Code to make a cash offer for the outstanding shares in the Company.

A majority of our board of directors resides outside of the U.K., the Channel Islands and the Isle of Man. Based upon our current board and management structure and our intended plans for our directors and management, for the purposes of the Takeover Code, we are considered to have our place of central management and control outside the

U.K., the Channel Islands or the Isle of Man. Therefore, the Takeover Code should not apply to us. It is possible that in the future circumstances could change that may cause the Takeover Code to apply to us.

Pre-emption rights for U.S. and other non-U.K. holders of shares may be unavailable.

In the case of certain increases in our issued share capital, under English law, existing holders of shares are entitled to pre-emption rights to subscribe for such shares, unless shareholders dis-apply such rights by a special resolution at a shareholders’ meeting. These pre-emption rights have been dis-applied for a period of five years by our shareholders in connection with our IPO and we intend to propose equivalent resolutions in the future once the initial period of dis-application has expired. We cannot assure prospective U.S. investors that any exemption from the registration requirements of the Securities Act or applicable non-U.S. securities laws would be available to enable U.S. or other non-U.K. holders to exercise such pre-emption rights or, if available, that we will utilize any such exemption.

We do not intend to pay dividends on our ordinary shares, and our debt agreements place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our ordinary shares appreciates.

We do not plan to declare dividends on our ordinary shares in the foreseeable future. Additionally, our debt agreements place certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, your only opportunity to achieve a return on your investment in us will be if you sell your ordinary shares at a price greater than you paid for it.

Transfers of our shares may be subject to stamp duty or stamp duty reserve tax in the U.K., which would increase the cost of dealing in our shares.

Stamp duty or stamp duty reserve tax (“SDRT”), are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5% of the consideration paid for the transfer. Certain issues or transfers of shares to depositories or into clearance systems may be charged at a higher rate of 1.5%.

You are strongly encouraged to hold your shares in book entry form through the facilities of The Depository Trust Company (“DTC”). Transfers of shares held in book entry form through DTC currently do not attract a charge to stamp duty or SDRT in the U.K. A transfer of title in the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system, will attract a charge to stamp duty at a rate of 0.5% of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document, if any, stamped by HM Revenue & Customs (“HMRC”)) before the transfer can be registered in the books of Venator. However, if those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at the rate of 1.5% to be paid by the transferor.

In connection with our IPO, we put in place arrangements to require that shares held in certificated form cannot be transferred into the DTC system until the transferor of the shares has first delivered the shares to a depositary specified by us so that SDRT may be collected in connection with the initial delivery to the depositary. Any such shares will be evidenced by a receipt issued by the depositary. Before the transfer can be registered in our books, the transferor will also be required to put the depositary in funds to settle the resultant liability to SDRT, which will be charged at a rate of 1.5% of the value of the shares.

If our shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.

The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. Our ordinary shares are currently eligible for deposit and clearing within the DTC system. We have entered into arrangements with DTC whereby we agreed to indemnify DTC for any SDRT that may be assessed upon it as a result of its service as a depository and clearing agency for our shares. However, DTC generally has discretion to cease to act as a depository and clearing agency for the shares. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the market price of our ordinary shares.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our operating results do not meet their expectations, our share price could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our ordinary shares or if our operating results do not meet their expectations, our share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the world. Our headquarters operations are conducted across two of our administrative offices: Wynyard, U.K. and The Woodlands, Texas. Our principal executive offices are located at the Wynyard location, with the address of Titanium House, Hanzard Drive, Wynyard Park, Stockton-On-Tees, TS22 5FD, United Kingdom.

The following is a list of our principal owned or leased properties where manufacturing, research and main office facilities are located.

Location(2)	Business Segment(4)	Description of Facility
Wynyard, U.K.(1)	Various	Headquarters & Administrative Offices, Research Facility and Shared Services Center
Greatham, U.K.	TiO2	TiO2 Manufacturing Facility
Birtley, U.K.	Additives	Color Pigments Manufacturing Facility
Kidsgrove, U.K.	Additives	Color Pigments Manufacturing Facility
Sudbury, U.K.	Additives	Color Pigments Manufacturing Facility
Duisburg, Germany	Various	TiO2, Functional Additives, Water Treatment Manufacturing and Research Facility and Administrative Offices
Ibbenbueren, Germany	Additives	Water Treatment Manufacturing Facility
Uerdingen, Germany	TiO2	TiO2 Manufacturing Facility
Schwarzheide, Germany(1)	Additives	Water Treatment Manufacturing Facility
Walluf, Germany(1)	Additives	Color Pigments Manufacturing Facility
Everberg, Belgium	Various	Shared Services Center and Administrative Offices
Comines, France	Additives	Color Pigments Manufacturing Facility
Huelva, Spain	TiO2	TiO2 Manufacturing Facility
Scarlino, Italy	TiO2	TiO2 Manufacturing Facility
Turin, Italy	Additives	Color Pigments Manufacturing Facility
Pori, Finland	TiO2	TiO2 Manufacturing Facility
Taicang, China(1)	Additives	Color Pigments Manufacturing Facility
Teluk Kalung, Malaysia	TiO2	TiO2 Manufacturing Facility
Kuala Lumpur, Malaysia(1)	Various	Shared Services Center and Administrative Offices
Dandenong, Australia(1)	Additives	Color Pigments Manufacturing Facility
Augusta, Georgia	Additives	Color Pigments Manufacturing Facility
Lake Charles, Louisiana(3)	TiO2	TiO2 Manufacturing Facility
Beltsville, Maryland(1)	Additives	Color Pigments Manufacturing Facility
Los Angeles, California	Additives	Color Pigments Manufacturing Facility
Harrisburg, North Carolina	Additives	Timber Treatments Manufacturing Facility
Easton, Pennsylvania(1)(5)	Additives	Color Pigments Manufacturing Facility
Freeport, Texas	Additives	Timber Treatments Manufacturing Facility
The Woodlands, Texas(1)	Various	Headquarters & Administrative Offices

(1)	Leased land and/or building.
(2)	Excludes plant in Umbogintwini, South Africa, which was closed in the fourth quarter of 2016, and plants in St. Louis, Missouri and Calais, France which were both closed in 2017.
(3)	Owned by LPC, our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos.
(4)	Solely for the purposes of this column, “TiO2” and “Additives” represent the Titanium Dioxide and Performance Additives segments, respectively.
(5)	The Easton, Pennsylvania plant closure was announced in the third quarter of 2017 and is completed in the first quarter of 2018.

ITEM 3. LEGAL PROCEEDINGS

See “Part II. Item 8. Financial Statements and Supplementary Data—Note 21. Commitments and Contingencies” of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and  Holders

Our ordinary shares, $0.001 par value per share, are listed on the New York Stock Exchange (“NYSE”) under the symbol “VNTR.” As of February 16, 2018, there were approximately 3 shareholders of record and the closing price of our ordinary shares on the New York Stock Exchange was $21.74 per share.

Our ordinary shares started trading on the NYSE on August 3, 2017. Prior to August 3, 2017, there was no public market for our ordinary shares. The reported high and low sale prices of our ordinary shares on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2017
Third Quarter (beginning August 3, 2017)	$23.44	$17.85
Fourth Quarter	26.90	20.10

Dividend  Policy

For the foreseeable future, we do not expect to pay dividends. However, we anticipate that our board of directors will consider the payment of dividends from time to time to return a portion of our profits to our shareholders when we experience adequate levels of profitability and associated reduced debt leverage. If our board of directors determines to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends. In addition, English law and our debt agreements place certain restrictions on our ability to pay cash dividends. For more information please see “Part I. Item 1A. Risk Factors—Risks Related to Our Ordinary Shares” of this report.

Securities  Authorized for  Issuance  Under  Equity  Compensation  Plans

See “Part III. Item 11. Executive Compensation” of this report for information relating to our equity compensation plans.

Purchases of  Equity  Securities by the  Company

The following table provides information with respect to shares of equity-based awards granted under our share incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2017.

			Total number of	Maximum number (or
	Total		shares purchased	approximate dollar value) of
	number of	Average price	as part of publicly	shares that may yet be
	shares	paid per	announced plans	purchased under the plans or
	purchased(1)	share(1)	or programs	programs
October	4,277	$24.40	—	$—
November	—	—	—	—
December	2,249	22.12	—	—
Total	6,526	$23.61	—	$—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

Unregistered Sales of Equity Securities

Upon our formation, we issued 50,000 of our ordinary shares, par value £1 per share (the "Subscriber Shares"), to Huntsman International (Netherlands) B.V., an indirect wholly-owned subsidiary of Huntsman. On June 30, 2017, (a) Huntsman International (Netherlands) B.V. transferred the Subscriber Shares to Huntsman International, and (b) we issued 50,000 redeemable shares, par value £1 per share, and one ordinary share, par value $1 per share, to Huntsman International, all of which (including the Subscriber Shares) were repurchased by us prior to the consummation of the offering. Prior to the consummation of our IPO, we issued 106,283,070 ordinary shares, par value $0.001 per share, to Huntsman, which held such shares through its wholly-owned subsidiaries Huntsman International and HHN. Immediately prior to the completion of our IPO, Huntsman International and HHN were our sole shareholders. Following the completion of our IPO, Huntsman holds its Venator shares through HHN. Each issuance of shares made prior to the issuance of shares in our IPO was made pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act because the offer and issuance of the ordinary shares did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data” of this report.

(in millions, except per share amounts)	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$2,209	$2,139	$2,162	$1,549	$1,269
Income (loss) from continuing operations	136	(85)	(362)	(171)	(46)
Income (loss) per share from continuing operations attributable to Venator ordinary shareholders	$1.19	$(0.89)	$(3.47)	$(1.63)	$(0.43)
Balance Sheet Data (at period end):
Total assets	$2,847	$2,661	$3,413	$3,933	$2,313
Total long-term liabilities	1,083	1,309	1,477	1,579	548
Total assets from continuing operations(a)	2,847	2,535	3,205	3,722	2,131
Total long-term liabilities from continuing operations(b)	1,083	1,231	1,359	1,447	430

(a)	Defined as total assets less current assets of discontinued operations and noncurrent assets of discontinued operations.
(b)	Defined as total long-term liabilities less noncurrent liabilities of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the information under the headings “Part I. Item 1A. Risk Factors,” “Part II. Item 6. Selected Financial Data” and “Part I. Item 1. Business,” as well as the audited consolidated and combined financial statements and the related notes thereto.

The following MD&A gives effect to the recast as described in “Part II. Item 8. Financial Statements and Supplementary Data—Note 15. Discontinued Operations” of this report. Except when the context otherwise requires or where otherwise indicated, (1) all references to “Venator,” the “Company,” “we,” “us” and “our” refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to “Huntsman” refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, (3) all references to the “Titanium Dioxide” segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the “Performance Additives” segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to “other businesses” refer to certain businesses that Huntsman retained in connection with the separation and that are reported as discontinued operations in our consolidated and combined financial statements, (6) all references to “Huntsman International” refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman and the entity through which Huntsman operates all of its businesses, (7) all references to HHN refer to Huntsman (Holdings) Netherlands B.V., a wholly-owned subsidiary of Huntsman and the Huntsman entity that owns a majority of our ordinary shares, (8) we refer to the internal reorganization prior to our IPO, the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the Senior Credit Facilities (defined below) and Senior Notes (defined below), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the “separation” and (9) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

This MD&A contains forward-looking statements concerning trends or events potentially affecting our business or future performance, including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “aim,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target, “will” or “would” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements contained in this report. See “Note Regarding Forward-Looking Statements” and “Part 1. Item 1A. Risk Factors.”

Basis of Presentation

Prior to the separation, our operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives businesses are the primary beneficiaries. The consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to us. The consolidated and combined financial statements also include allocations of direct and indirect corporate expenses through the date of the separation, which are based upon an allocation method that in the opinion of management is reasonable. Because the historical consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical consolidated and combined financial information includes the results of operations of other Huntsman businesses that are not a part of our operations after the separation. We report the results of those other businesses as discontinued operations. Please see “Part II. Item 8. Financial Statements and Supplementary Data—Note 15. Discontinued Operations” of this report.

In addition, the consolidated and combined financial statements have been prepared from Huntsman’s historical accounting records through the separation and are presented on a stand-alone basis as if our operations had been conducted separately from Huntsman; however, prior to the separation, we did not operate as a separate, stand-alone entity for the periods presented and, as such, the consolidated and combined financial statements reflecting balances and activity prior to the separation, may not be indicative of the financial position, results of operations and cash flows had we been a stand-alone company.

For purposes of these consolidated and combined financial statements, all significant transactions with Huntsman International have been included in group equity. All intercompany transactions within the consolidated business have been eliminated.

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

Recent Developments

Initial Public Offering and Separation

On August 8, 2017, we completed our IPO of 26,105,000 ordinary shares, par value $0.001 per share (the “ordinary shares”) which included 3,405,000 ordinary shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the ordinary shares were sold by Huntsman, and we did not receive any proceeds from the offering. In conjunction with our IPO, Venator assumed the Titanium Dioxide and Performance Additives businesses of Huntsman and the related assets, liabilities and obligations and operations and entered into the separation agreement to effect the separation of this business from Huntsman. Prior to our IPO, Venator was a wholly-owned subsidiary of Huntsman. The ordinary shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.”

In connection with our IPO and the separation, Venator and Huntsman entered into certain agreements that allocated between Venator and Huntsman the various assets, employees, liabilities and obligations that were previously part of Huntsman and that govern various interim and ongoing relationships between the parties.

On August 15, 2017, we registered 14,025,000 ordinary shares on Form S‑8 which are reserved for issuance in connection with awards under our 2017 Stock Incentive Plan.

On December 4, 2017, we completed a secondary public offering of 21,764,800 ordinary shares. On January 3, 2018, the underwriters purchased an additional 1,948,955 ordinary shares pursuant to their over-allotment option. All of the ordinary shares were sold by Huntsman through HHN, and we did not receive any proceeds from the offering. Following our secondary public offering, including the partial exercise of the underwriters’ option to purchase additional shares, Huntsman owns approximately 53% of Venator’s outstanding ordinary shares.

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

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We are currently operating at 20% of total prior capacity producing specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products by the end of 2018. The remaining 40% of site capacity is more commoditized and, based on current market and economic conditions, associated costs and projected returns, we currently expect to rebuild this portion of the facility, but do not expect it to be reintroduced into the market prior to 2020.

We have recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the year ended December 31, 2017. In addition, we recorded a loss of $21 million of costs for cleanup of the facility in cost of goods sold through December 31, 2017. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with an aggregate limit of $500 million. Due to prevailing strong market conditions, our TiO2 selling prices continue to improve and our business is benefitting from the resulting improved profitability and cash flows. This also has the effect of increasing our total anticipated business interruption losses from the Pori site. We currently believe the combination of increased TiO2 profitability and recently estimated reconstruction costs will result in combined business interruption losses and reconstruction costs in excess of our $500 million aggregate insurance limit. We currently estimate that the total cost to rebuild the Pori facility (including the commodity portion) will exceed the limits of our insurance policy by as much as $325 million, or up to $375 million when providing additional contingency for the upper limits of our current design and construction cost estimates. This amount results from the increased contribution from insurance towards business interruption together with increased costs associated with the faster than normal build schedule of the specialty products portion of the facility, and greater equipment replacement costs as compared to lower equipment repair costs than previously estimated. We expect to account for our uncovered costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs in excess of our insurance limits are incurred. Based on current and anticipated market conditions, we currently expect our business interruption losses to be fully reimbursed within our insurance policy limits through 2019. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; market and other factors impacting our reconstruction of the commoditized portion of the facility; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions. Please see “Item 1A. Risk Factors—Risks Relating to our Business— Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.” We have established a process with our insurer to receive timely advance payments for the continued reconstruction of the facility as well as lost profits for business interruption losses, subject to policy limits. We expect to have pre-funded cash on our balance sheet resulting from these advance insurance payments. We have agreed with our insurer to have monthly meetings to review relevant site activities and interim claims as well as regular progress payments.

The fire at our Pori facility did not have a material impact on our 2017 fourth quarter operating results as losses incurred were offset by insurance proceeds. We received $253 million of non-refundable partial progress payments from our insurer through December 31, 2017 and we received an additional $62 million payment on January 10, 2018. During 2017, we recorded $187 million of income related to property damage and business interruption insurance recoveries in cost of goods sold in our consolidated and combined statements of operations to offset property damage and business interruption losses recorded during the period. In addition, we recorded $68 million as deferred income in accrued liabilities as of December 31, 2017 for insurance proceeds received for costs not yet incurred. The difference between payments received from our insurers of $253 million and the sum of income of $187 million and deferred income of $68 million is related to the foreign exchange movements of the U.S. Dollar against the Euro during 2017.

If we experience delays in construction or equipment procurement relative to the expected restart of the Pori facility, or we lose customers to alternative suppliers or our insurance proceeds do not timely cover our property damage and other losses, or if our actual costs exceed our estimates, our business may be adversely impacted. See “Item 1A. Risk Factors—Risks Related to Our Business—Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.”

Recent Trends and Outlook

We expect the following factors to impact our operating results in the near term:

•	Favorable environment for TiO2 price increases in the first quarter of 2018.
•	Seasonal improvement in sales volumes in the first quarter of 2018 compared with the fourth quarter of 2017.
•	We have established a process to receive timely advance insurance payments for the continued reconstruction of the Pori facility as well as for business interruption losses, subject to policy limits.
•	Manageable increases in raw material costs in the near term.

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

We continue to implement business improvements which we expect to be completed by the end of 2018 and continue to provide contributions to adjusted EBITDA. Of the $60 million we previously estimated for annualized savings, we have already realized approximately $23 million of savings through the fourth quarter of 2017 as a result of these programs, including approximately $9 million of savings realized in the fourth quarter of 2017. If successfully implemented, we expect the general cost reductions and optimization of our manufacturing network to result in additional contributions to our adjusted EBITDA of approximately $37 million per year by the first quarter of 2019, with additional projected contributions to adjusted EBITDA from volume growth (primarily via the launch of new products).

In 2018, we expect to spend approximately $120 million on capital expenditures, excluding reconstruction of our Pori, Finland facility.

In 2017, our adjusted effective tax rate was 18%. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate. We expect our adjusted long-term effective tax rate will be approximately 15% to 20%. We believe the impact of the 2017 Tax Act on our adjusted long-term effective tax rate will not be material, given the low percentage of our global pre-tax income earned in the United States. As a result of the 2017 Tax Act we have recorded a provisional decrease of $3 million to our net deferred tax assets with a corresponding net tax expense of $3 million. Additionally, also due to the 2017 Tax Act, other income for the quarter and year ended December 31, 2017 increased by $34 million as a result of the decrease in the future expected payments to Huntsman pursuant to the tax matters agreement entered into as part of our separation. We expect our cash tax rate will be between 10% to 15% in 2018.

Results of Operations

The following table sets forth our consolidated and combined results of operations for the years ended December 31, 2017, 2016 and 2015.

				Percent Change
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues	$2,209	$2,139	$2,162	3%	(1)%
Cost of goods sold	1,738	1,987	2,046	(13)%	(3)%
Operating expenses	228	180	262	27%	(31)%
Restructuring, impairment and plant closing and transition costs	52	35	220	49%	(84)%
Operating income (loss)	191	(63)	(366)	NM	(83)%
Interest expense, net	(40)	(44)	(30)	(9)%	47%
Other income (loss)	35	(1)	—	NM	NM
Income (loss) from continuing operations before income taxes	186	(108)	(396)	NM	(73)%
Income tax (expense) benefit from continuing operations	(50)	23	34	NM	(32)%
Income (loss) from continuing operations	136	(85)	(362)	NM	(77)%
Income from discontinued operations	8	8	10	—%	(20)%
Net income (loss)	144	(77)	(352)	NM	(78)%
Reconciliation of net income (loss) to adjusted EBITDA:
Interest expense, net	40	44	30	(9)%	47%
Income tax expense (benefit) from continuing operations	50	(23)	(34)	NM	(32)%
Depreciation and amortization	127	114	100	11%	14%
Net income attributable to noncontrolling interests	(10)	(10)	(7)	—%	43%
Other adjustments:
Business acquisition and integration expenses	5	11	44
Separation (gain) expense, net	7	—	—
U.S. income tax reform	(34)	—	—
Loss (gain) on disposition of businesses/assets	—	(22)	1
Net income of discontinued operations, net of tax	(8)	(8)	(10)
Certain legal settlements and related expenses	1	2	3
Amortization of pension and postretirement actuarial losses	17	10	9
Net plant incident costs	4	1	4
Restructuring, impairment and plant closing and transition costs	52	35	220
Adjusted EBITDA(1)	$395	$77	$8	413%	863%

Net cash provided by (used in) operating activities from continuing operations	$337	$80	$(57)	321%	NM
Net cash used in investing activities from continuing operations	(11)	(96)	(100)	(89)%	(4)%
Net cash (used in) provided by financing activities from continuing operations	(123)	32	185	NM	(83)%
Capital expenditures	(197)	(103)	(203)	91%	(49)%

	Year Ended			Year Ended			Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in millions)	Gross	Tax(3)	Net	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)			$144			$(77)			$(352)
Net income attributable to noncontrolling interests			(10)			(10)			(7)
Other adjustments:
Business acquisition and integration expenses	$5	$(2)	3	$11	$(5)	6	$44	$(8)	36
Separation (gain) expense, net	7	—	7	—	—	—	—	—	—
U.S. income tax reform	(34)	16	(18)	—	—	—	—	—	—
Loss (gain) on disposition of businesses/assets	—	—	—	(22)	5	(17)	1	—	1
Net income of discontinued operations	(11)	3	(8)	(9)	1	(8)	(13)	3	(10)
Certain legal settlements and related expenses	1	—	1	2	(1)	1	3	(1)	2
Amortization of pension and postretirement actuarial losses	17	—	17	10	—	10	9	—	9
Net plant incident (credits) costs	4	(1)	3	1	(1)	—	4	(1)	3
Restructuring, impairment and plant closing and transition costs	52	(5)	47	35	(7)	28	220	(20)	200
Adjusted net income (loss)(2)			$186			$(67)			$(118)
Weighted-average shares-basic			106.3			106.3			106.3
Weighted-average shares-diluted			106.7			106.3			106.3
Net income (loss) attributable to Venator Materials PLC ordinary shareholders:
Basic			$1.26			$(0.82)			$(3.38)
Diluted			1.26			(0.82)			(3.38)
Other non-GAAP measures:
Adjusted net income (loss) per share:(2)
Basic			$1.75			$(0.63)			$(1.11)
Diluted			1.74			(0.63)			(1.11)

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax (expense) benefit, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) separation (gain) expense, net; (c) U.S. income tax reform; (d) (gain) loss on disposition of businesses/assets; (e) net income of discontinued operations, net of tax; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident (credits) costs; and (i) restructuring, impairment and plant closing and transition costs. We believe that net income (loss) is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income (loss) is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses; (b) separation (gain) expense, net; (c) U.S. income tax reform; (d) loss (gain) on disposition of businesses/assets; (e) net income of discontinued operations; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident (credits) costs; (i) restructuring, impairment and plant closing and transition costs. Basic adjusted net income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Adjusted diluted net income (loss) per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted adjusted net income (loss) per share was based on the ordinary shares that were outstanding at the time of our IPO. Adjusted net income (loss) and adjusted net income (loss) per share amounts are presented solely as supplemental information.

(3)

The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under U.S. GAAP.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the year ended December 31, 2017, net income was $144 million on revenues of $2,209 million, compared with a net loss of $77 million on revenues of $2,139 million for the same period in 2016. The increase of $221 million in net income was the result of the following items:

•

Revenues for the year ended December 31, 2017 increased by $70 million, or 3%, as compared with the same period in 2016. The increase was due to a $50 million, or 3%, increase in revenue in our Titanium Dioxide segment primarily due to increases in selling price, and a $20 million, or 3%, increase in revenue in our Performance Additives segment due to increases in selling price and volumes. See “—Segment Analysis” below.

•

Our operating expenses for the year ended December 31, 2017 increased by $48 million, or 27%, as compared to the same period in 2016, primarily as a result of a $23 million gain on disposals of businesses and a $6 million gain from an insurance recovery in 2016, both of which were non-recurring. In addition, $14 million of incremental costs related to our separation from Huntsman were incurred during 2017, along with $6 million of unfavorable foreign currency exchange losses. These increases were partially offset by $6 million in savings from our restructuring programs.
•

Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2017 increased to $52 million from $35 million for the same period in 2016. For more information concerning restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

•

Other income for the year ended December 31, 2017 increased by $36 million primarily as a result of the change in the future expected payment to Huntsman pursuant to the tax matters agreement entered into as part of our separation. The change in future expected payment is due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%.

•

Our income tax expense for the year ended December 31, 2017 increased to $50 million from a $23 million income tax benefit for the same period in 2016. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 18. Income Taxes” of this report.

Segment Analysis

	Year		Percent
	Ended		Change
	December 31,		Favorable
(in millions)	2017	2016	(Unfavorable)
Revenues
Titanium Dioxide	$1,604	$1,554	3%
Performance Additives	605	585	3%
Total	$2,209	$2,139	3%
Segment adjusted EBITDA
Titanium Dioxide	$387	$61	534%
Performance Additives	72	69	4%
Corporate and other	(64)	(53)	(21)%
Total	$395	$77	413%

	Year Ended December 31, 2017 vs. 2016
	Average Selling
	Price(1)
		Foreign
		Currency
	Local	Translation	Mix &	Sales
	Currency	Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	18%	1%	(2)%	(14)%
Performance Additives	1%	—%	—%	2%

NM—Not meaningful

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.
(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The $50 million, or 3%, increase in revenues in our Titanium Dioxide segment for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to an 19% improvement in selling prices, of which 1% was due to favorable foreign currency effects, partially offset by a 14% decrease in sales volumes and a 2% decrease due to product mix and other. The improvements in selling prices were primarily as a result of continued improvement in business conditions for TiO2, allowing for an increase in prices. Sales volumes decreased primarily as a result of the fire at our Pori, Finland manufacturing facility. Excluding the impact of the fire at our Pori plant, sales volumes decreased by 2% as compared to the same period in 2016.

Segment adjusted EBITDA of our Titanium Dioxide segment increased by $326 million for the year ended December 31, 2017 compared to the same period in 2016 primarily as a result of an increase in revenue of $321 million related to higher selling prices and a $36 million reduction in costs, primarily due to our business improvement program, offset by an increase in other manufacturing costs of $27 million.

Performance Additives

The increase in revenues in our Performance Additives segment of $20 million, or 3%, for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to a $9 million increase from higher average selling prices and a 2% increase in sales volumes. The improvement in prices was primarily in our functional additives product line where we successfully raised prices to offset increases in prices of raw materials.

Segment adjusted EBITDA in our Performance Additives segment increased by $3 million, or 4%, due to increases in revenues from higher volumes and selling prices. These increases were offset by increased costs and the release of an environmental reserve relating to a previously owned property in the third quarter of 2016, which drove a net decrease in segment adjusted EBITDA year over year.

Corporate and other

Corporate and other primarily consists of corporate selling, general and administrative expenses which are not allocated to our segments. Losses from Corporate and other are $11 million, or 21%, higher than for the same period in the prior year as the costs allocated to us by our parent in 2017 prior to the separation were higher than both the historical allocations from prior periods and our cost to operate as a stand alone company after the separation.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

For the year ended December 31, 2016, net loss from continuing operations was $85 million on revenues of $2,139 million, compared with a net loss from continuing operations of $362 million on revenues of $2,162 million in 2015. The decrease of $277 million in net loss from continuing operations was the result of the following items:

•

Revenues for the year ended December 31, 2016 decreased by $23 million, or 1%, as compared with 2015. The decrease was due to lower average selling prices in all of our segments, partially offset by higher sales volumes in all of our segments. See “—Segment Analysis” below.

•

Our operating expenses for the year ended December 31, 2016 decreased by $82 million, or 31%, as compared to 2015, primarily related to a $33 million decrease in acquisition expenses, $30 million decrease in other selling, general and administrative expenses as a result of cost savings from restructuring programs and a favorable $5 million foreign currency exchange impact of the strengthening U.S. dollar against other major international currencies.

•

Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2016 decreased to $35 million from $220 million in 2015. For more information concerning restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

•

Our interest expense, net for the year ended December 31, 2016 increased to $44 million from $30 million in 2015, partially due to an increase in interest expense of approximately $7 million from 2015 to 2016 as a result of higher average levels of notes payable to related parties during 2016 partially offset by a $7 million decrease in interest income for the year ended December 31, 2016 as compared with 2015 resulting from a significant decrease in notes receivable from affiliates during 2016 as compared to 2015.

•

Our income tax benefit for the year ended December 31, 2016 decreased to $23 million from $34 million in 2015. Our tax benefit is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 18. Income Taxes” of this report.

Segment Analysis

	Year		Percent
	Ended		Change
	December 31,		Favorable
(in millions)	2016	2015	(Unfavorable)
Revenues
Titanium Dioxide	$1,554	$1,584	(2)%
Performance Additives	585	578	1%
Total	$2,139	$2,162	(1)%
Segment adjusted EBITDA
Titanium Dioxide	$61	$(8)	NM
Performance Additives	69	69	—%
Corporate and other	(53)	(53)	—%
Total	$77	$8	863%

	Year Ended December 31, 2016 vs. 2015
	Average Selling
	Price(1)
		Foreign
		Currency
	Local	Translation	Mix &	Sales
	Currency	Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(6)%	(1)%	1%	4%
Performance Additives	—%	(1)%	(2)%	4%

NM—Not meaningful

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.
(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The decrease in revenues of $30 million, or 2%, in our Titanium Dioxide segment for the year ended December 31, 2016 compared to the same period of 2015 was due to a $105 million, or 7%, decrease in average selling prices, partially offset by a $76 million, or 4%, increase in sales volumes. Average selling prices decreased primarily as a result of competitive pressure and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro. Sales volumes increased primarily due to increased end-use demand.

Segment adjusted EBITDA increased by approximately $69 million primarily due to the decrease in cost of sales of $68 million, a decrease in selling, general and administrative costs of $19 million, primarily as a result of restructuring savings and a decrease in other operating expenses of $11 million due to insurance proceeds received relating to the 2015 nitrogen tank explosion at our Uerdingen, Germany manufacturing facility, partially offset by a $30 million decrease in revenue. The change in cost of sales was primarily related to a $115 million decrease due to restructuring savings offset by a $47 million increase in cost of sales due to increased volumes.

Performance Additives

The increase in revenues in our Performance Additives segment of $7 million, or 1%, for the year ended December 31, 2016 compared to the same period of 2015 was due to an increase of $12 million, or 2%, due to changes in sales volumes and product mix offset by a $4 million, or 1%, decrease in average selling prices. Segment adjusted

EBITDA remained unchanged as the benefit of higher sales volumes and restructuring savings were offset by lower average selling prices.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the year ended December 31, 2015, net loss from continuing operations was $362 million on revenues of $2,162 million, compared with a net loss from continuing operations of $171 million on revenues of $1,549 million for the same period in 2014. The increase of $191 million in net loss was the result of the following items:

•

Revenues for the year ended December 31, 2015 increased by $613 million, or 40%, as compared with 2014. The increase was due principally to higher sales volumes due to the impact of the Rockwood acquisition, partially offset by lower average selling prices in both of our segments. See “—Segment Analysis” below.

•

Our operating expenses for the year ended December 31, 2015 increased by $70 million, or 36%, as compared to 2014, primarily related to the inclusion of $65 million of operating expenses due to the Rockwood acquisition, offset by an unfavorable $3 million foreign currency exchange impact of the strengthening U.S. dollar against other major international currencies.

•

Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2015 increased to $220 million from $60 million in 2014. For more information concerning restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

•	Interest expense, net for the year ended December 31, 2015 increased to $30 million from $2 million. The increase was primarily due to the increase in notes payable to related parties.
•

Our income tax benefit for the year ended December 31, 2015 increased to $34 million from $18 million in 2014. Our tax benefit is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 18. Income Taxes” of this report.

Segment Analysis

	Year		Percent
	Ended		Change
	December 31,		Favorable
(in millions)	2015	2014	(Unfavorable)
Revenues
Titanium Dioxide	$1,584	$1,411	12%
Performance Additives	578	138	319%
Total	$2,162	$1,549	40%
Segment adjusted EBITDA
Titanium Dioxide	$(8)	$62	NM
Performance Additives	69	14	393%
Corporate and other	(53)	(49)	(8)%
Total	$8	$27	(70)%

	Year Ended December 31, 2015 vs. 2014
	Average Selling
	Price(1)
		Foreign
		Currency
	Local	Translation	Mix &	Sales
	Currency	Impact	Other	Volumes(2),(3)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(7)%	(12)%	36%	(5)%
Performance Additives	(10)%	(4)%	337%	(5)%

NM—Not meaningful

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.
(2)	Includes the impact from the Rockwood acquisition.
(3)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The increase in revenues in our Titanium Dioxide segment for 2015 compared to 2014 was primarily due to the impact of the Rockwood acquisition which added $411 million to revenue and $373 million to cost of sales. Fixed costs increased by $27 million due to recognizing a full year of Rockwood costs. Other than the impact of the Rockwood acquisition, average selling prices decreased 19% primarily as a result of high TiO2 industry inventory levels and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies; these factors reduced revenues by $235 million. Sales volumes decreased 5% in 2015 primarily as a result of lower end-use demand. Other than the impact of the Rockwood acquisition, fixed costs decreased by $18 million primarily due to the foreign currency exchange impact of a stronger U.S. dollar against major European currencies and $4 million in cost synergies from restructuring initiatives. The impact of a nitrogen tank explosion owned and operated by a third party at our Uerdingen, Germany facility disrupted our manufacturing during the third quarter of 2015 and reduced segment adjusted EBITDA by approximately $6 million, the impact of which is included in the above figures. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices, partially offset by the decrease in operating expenses resulting from restructuring savings, as discussed above, lower raw material and energy prices, and the Rockwood acquisition.

Performance Additives

The increase in revenues in our Performance Additives segment for 2015 compared to 2014 was primarily due to the impact of the Rockwood acquisition in October 2014, which added $413 million to revenue and $308 million to cost of sales. Fixed costs increased by $73 million due to recognizing a full year of Rockwood costs, partially offset by $6 million of cost synergies. The increase of $55 million in segment adjusted EBITDA was primarily attributable to the inclusion of a full year of business results due to the Rockwood acquisition.

Liquidity and Capital Resources

Prior to the separation, our primary source of liquidity and capital resources had been cash flows from operations, our participation in a cash pooling program with Huntsman and debt incurred by Huntsman. Following the separation, we have not received any funding through the Huntsman cash pooling program. We had cash and cash equivalents of $238 million and $29 million as of December 31, 2017 and December 31, 2016, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures will be met by available cash generated from operations and borrowings under the ABL Facility.

On August 8, 2017, in connection with our IPO and the separation, we entered into new financing arrangements and incurred new debt, including $375 million of Senior Notes issued by the Issuers, and borrowings of $375 million under the term loan facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million. Substantially all Huntsman receivables or payables were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the tax matters agreement entered into at the time of the separation which has been presented as “Noncurrent payable to affiliate” on our consolidated and combined balance sheet.

In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. Assuming all proposed borrowers currently participate in the facility, the borrowing base calculation as of December 31, 2017 is in excess of $265 million. To participate in the facility, each borrower is required to deliver certain documentation and security agreements to the satisfaction of the administrative agent, some of which were not fully satisfied until January of 2018, reducing the borrowing base calculation as of December 31, 2017 to $243 million.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash inflows from our accounts receivable and inventory, net of accounts payable, decreased by approximately $76 million for the year ended December 31, 2017 as reflected in our consolidated and combined statements of cash flows. We expect volatility in our working capital components to continue due to seasonal changes in working capital throughout the year.

•

During 2017, we spent approximately $103 million on capital expenditures, excluding spending on the reconstruction of our Pori facility. For 2018, we expect to spend approximately $120 million on capital expenditures, excluding spending on the reconstruction of our Pori facility. Our future expenditures include certain EHS maintenance and upgrades; repair of our Pori manufacturing facility; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; and certain cost reduction projects. We expect to fund this spending with cash provided by operations.

•

During the year ended December 31, 2017, we made contributions to our pension and postretirement benefit plans of $29 million. During the first quarter of 2018, we expect to contribute an additional amount of approximately $7 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of December 31, 2017, we had $34 million of accrued restructuring costs of which $11 million is classified as current. We expect to incur and pay additional restructuring and plant closing costs of approximately $30 million during 2018. For further discussion of these plans and the costs involved, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

Further, although the business improvement program is expected to be completed by the end of 2018, we expect to incur additional restructuring charges well beyond the end of 2018. We expect the business improvement program to provide additional contributions to adjusted EBITDA during 2018.

•

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We are currently operating at 20% of total prior capacity producing specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products by the end of 2018. The remaining 40% of site capacity is more commoditized and , based on current market and economic conditions, associated costs and projected returns, we currently expect to rebuild this portion of the facility but do not expect it to be reintroduced into the market prior to 2020.

The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with an aggregate limit of $500 million. Due to prevailing strong market conditions, our TiO2 selling prices continue to improve and our business is benefitting from the resulting improved profitability and cash flows. This also has the effect of increasing our total anticipated business interruption losses from the Pori site. We currently believe the combination of increased TiO2 profitability and recently estimated reconstruction costs will result in combined business interruption losses and reconstruction costs in excess of our $500 million aggregate insurance limit. We currently estimate that the total cost to rebuild the Pori facility (including the commodity portion) will exceed the limits of our insurance policy by as much as $325 million, or up to $375 million when providing additional contingency for the upper limits of our current design and construction cost estimates. This amount results from the increased contribution from insurance towards business interruption together with increased costs associated with the faster than normal build schedule of the specialty products portion of the facility and greater equipment replacement costs as compared to lower equipment repair costs than previously estimated. We expect to account for our uncovered costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs in excess of our insurance limits are incurred. Based on current and anticipated market conditions, we currently expect our business interruption losses to be fully reimbursed within our insurance policy limits through 2019. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; market and other factors impacting our reconstruction of the commoditized portion of the facility; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions.

We have established a process with our insurer to receive timely advance payments for the continued reconstruction of the facility as well as lost profits for business interruption losses, subject to policy limits. We have agreed with our insurer to have monthly meetings to review relevant site activities and interim claims as well as regular progress payments.

If we experience delays in construction or equipment procurement relative to the expected restart of the Pori facility, or we lose customers to alternative suppliers or our insurance proceeds do not timely cover our property damage and other losses, or if our actual costs exceed our estimates, our business may be adversely impacted. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business—Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.”

•

In connection with our IPO and the separation, we entered into new financing arrangements and incurred new debt, including the issuance of $375 million in aggregate principal amount of 5.75% of Senior Notes due 2025 and borrowings of $375 million under the Term Loan Facility. In addition to the Term Loan Facility, we entered into a $300 million ABL Facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million.

•

Following the separation and our IPO, we can no longer rely on Huntsman’s earnings, assets, cash flow or credit and we are responsible for obtaining and maintaining sufficient working capital and servicing our debt. See “Part I. Item 1A. Risk Factors—Risks Related to Our Relationship with Huntsman—If we are unable to generate sufficient cash flow from our operations, our business, financial condition and results of operations may be materially and adversely affected.

As of December 31, 2017 and 2016, we had $14 million and $10 million, respectively, classified as current portion of debt.

As of December 31, 2017, we had approximately $31 million of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of December 31, 2017 our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.

Prior to 2017 we were a part of Huntsman’s cash pooling program. As of December 31, 2016, we had approximately $26 million of cash and cash equivalents held by our non-U.S. subsidiaries, including our variable interest entities.

Cash Flows for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net cash provided by operating activities from continuing operations was $337 million for the twelve months ended December 31, 2017 while net cash provided by operating activities from continuing operations was $80 million for the twelve months ended December 31, 2016. The increase in net cash provided by operating activities from continuing operations for the twelve months ended December 31, 2017 compared with the same period of 2016 was primarily attributable to the $221 million increase in net income described in “—Results of Operations” above, a favorable increase in deferred income taxes of $33 million, and a favorable increase in depreciation and amortization expense of $13 million.

Net cash used in investing activities from continuing operations was $11 million for the twelve months ended December 31, 2017, compared to net cash used in investing activities from continuing operations of $96 million for the twelve months ended December 31, 2016. The increase in net cash provided by investing activities from continuing operations for the twelve months ended December 31, 2017 compared with the same period of 2016 was primarily attributable to an increase in (advances to) payments from affiliates of $126 million year over year. Partially offset by a net cash outflow of $9 million related to cash received and cash invested in unconsolidated affiliates and an $18 million increase in capital expenditures, net of insurance proceeds for recovery of property damage.

Net cash used in financing activities from continuing operations was $123 million for the twelve months ended December 31, 2017, compared to net cash provided by financing activities from continuing operations of $32 million for the twelve months ended December 31, 2016. The decrease in net cash used in financing activities from continuing operations for the twelve months ended December 31, 2017 compared with the same period of 2016 was primarily attributable to $732 million final settlement of affiliate balances at separation and an increase in net repayments on affiliates accounts payable of $147 million from 2016 to 2017 offset by proceeds from the issuance of the Senior Notes and Senior Credit facilities net of the payment of debt issuance costs of $732 million in 2017.

Cash Flows for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net cash provided by operating activities from continuing operations for 2016 was $80 million while net cash used in operating activities from continuing operations for 2015 was $57 million. The increase in net cash provided by operating activities from continuing operations during 2016 compared with 2015 was primarily attributable to a $275 million decrease in net loss and an $11 million increase in noncash interest offset by a $57 million unfavorable variance in operating assets and liabilities for 2016 as compared with 2015 and a $94 million unfavorable variance in noncash adjustments from 2015 to 2016 for restructuring charges and impairment of assets.

Net cash used in investing activities from continuing operations for 2016 and 2015 was $96 million and $100 million, respectively. During 2016 and 2015, we paid $103 million and $203 million, respectively, for capital expenditures. During 2016 and 2015, we made investments in Louisiana Pigment Company, L.P.  (“LPC”) of $29 million and $42 million, respectively, and we received dividends from LPC of $32 million and $48 million, respectively. Finally, we had an unfavorable variance in advances to affiliates of $102 million from 2015 to 2016.

Net cash provided by financing activities from continuing operations for 2016 and 2015 was $32 million and $185 million, respectively. The decrease in net cash provided by financing activities from continuing operations was primarily due to a $147 million decrease in cash inflows related to net borrowings on affiliates accounts payable and a $6 million increase in dividends paid to noncontrolling interest.

Cash Flows for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net cash used in operating activities from continuing operations was $57 million and $71 million for 2015 and 2014, respectively. Net cash used in operating activities from continuing operations during 2015 compared with 2014 reflects a $60 million favorable variance in operating assets and liabilities for 2015 as compared with 2014, a $136 million favorable change due to noncash adjustments in 2015 for restructuring charges and impairment of assets and noncash interest, offset by an increase in net loss as described in “—Results of Operations” above. See “Part II. Item 8.

Financial Statements and Supplementary Data—Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report for further discussion of the impairment in 2015.

Net cash used in investing activities from continuing operations for 2015 was $100 million compared to net cash provided by investing activities from continuing operations of $52 million in 2014. During 2015 and 2014, we paid $203 million and $136 million, respectively, for capital expenditures. During 2015 and 2014, we made investments in LPC of $42 million and $37 million, respectively, and we received dividends from LPC of $48 million in both periods. During 2014, we received $77 million in cash in connection with the Rockwood acquisition. We had a decrease of $3 million in net advances to affiliates.

Net cash provided by financing activities from continuing operations for 2015 and 2014 was $185 million and $53 million, respectively. The increase in net cash provided by financing activities from continuing operations was primarily due to an increase in net borrowings from affiliate accounts payable offset by dividends paid to noncontrolling interests.

Changes in Financial Condition

The following information summarizes our working capital as of December 31, 2017 and 2016:

	December 31,	December 31,	Increase	Percent
(Dollars in millions)	2017	2016	(Decrease)	Change
Cash and cash equivalents	$238	$29	$209	721%
Accounts and notes receivable, net	380	247	133	54%
Accounts receivable from affiliates	12	243	(231)	(95)%
Inventories	454	426	28	7%
Prepaid expenses	19	11	8	73%
Other current assets	66	59	7	12%
Total current assets from continuing operations	1,169	1,015	154	15%
Accounts payable	385	297	88	30%
Accounts payable to affiliates	16	695	(679)	(98)%
Accrued liabilities	244	146	98	67%
Current portion of debt	14	10	4	40%
Total current liabilities from continuing operations	659	1,148	(489)	(43)%
Working capital (deficit)	$510	$(133)	$643	NM

NM—Not meaningful

Our working capital increased by $643 million as a result of the net impact of the following significant changes:

•

Cash and cash equivalents increased by $209 million primarily due to inflows of $337 million from operating activities from continuing operations partially offset by  $11 million of cash outflows from investing activities from continuing operations and outflows of $123 million from financing activities of continuing operations.

•

Accounts receivable increased by $133 million primarily due to higher revenues in the year ended December 31, 2017 compared to the year ended December 31, 2016 as well as from the impacts of discontinuing our participation in Huntsman’s accounts receivable securitization program.

•

Accrued liabilities increased by $98 million primarily due to deferred income recorded in connection with the partial progress payment received from our insurer related to the fire at our Pori, Finland manufacturing facility.

•

Accounts receivable from and accounts payable to affiliates represent financing arrangements with affiliates of Huntsman. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 14. Debt” of this report as well as accrued costs for our restructuring programs.

The following information summarizes our working capital as of December 31, 2016 and 2015:

	December 31,	December 31,	Increase	Percent
(Dollars in millions)	2016	2015	(Decrease)	Change
Cash and cash equivalents	$29	$21	$8	38%
Accounts and notes receivable, net	247	242	5	2%
Accounts receivable from affiliates	243	382	(139)	(36)%
Inventories	426	556	(130)	(23)%
Prepaid expenses	11	49	(38)	(78)%
Other current assets	59	63	(4)	(6)%
Total current assets from continuing operations	1,015	1,313	(298)	(23)%
Accounts payable	297	305	(8)	(3)%
Accounts payable to affiliates	695	621	74	12%
Accrued liabilities	146	242	(96)	(40)%
Current portion of debt	10	9	1	11%
Total current liabilities from continuing operations	1,148	1,177	(29)	(2)%
Working (deficit) capital	$(133)	$136	$(269)	NM

Our working capital decreased by $269 million as a result of the net impact of the following significant changes:

•

Cash and cash equivalents increased by $8 million primarily due to inflows of $80 million provided by operating activities from continuing operations and $32 million provided by financing activities from continuing operations offset by outflows of $96 million used in investing activities from continuing operations.

•	Inventories decreased by $130 million mainly due to lower inventory volumes and lower raw material costs, primarily in the Titanium Dioxide segment.
•	Prepaid expenses decreased by $38 million primarily due to the distribution of employee termination and other restructuring costs that were prefunded during the fourth quarter of 2015.
•	Accounts payable decreased by $8 million primarily due to lower purchases consistent with the lower inventory balances noted above.
•	Accrued liabilities decreased by $96 million primarily due to the distribution of prefunded restructuring costs.
•

Accounts receivable from and accounts payable to affiliates represent financing arrangements with affiliates of Huntsman. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 14. Debt—Cash Pooling Program” of this report.

Capital Leases

We also have lease obligations accounted for as capital leases primarily related to manufacturing facilities which are included in other long-term debt. The scheduled maturities of our commitments under capital leases are as follows (dollars in millions):

Year ending December 31:	Amount
2018	$2
2019	2
2020	2
2021	2
Thereafter	9
Total minimum payments	17
Less: Amounts representing interest	(3)
Present value of minimum lease payments	14
Less: Current portion of capital leases	(2)
Long-term portion of capital leases	$12

In addition to these capital leases, we entered into certain financing transactions in connection with our IPO, including the use of the net proceeds of the Senior Notes offering and borrowings under the Term Loan Facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million. The Senior Notes and the Senior Credit Facilities are described in greater detail in “Part II. Item 8. Financial Statements and Supplementary Data – Note 14. Debt” of this report.

Financing Arrangements

For a discussion of financing arrangements, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 14. Debt” of this report.

A/R Programs

For a discussion of A/R programs, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 14. Debt – A/R Programs” of this report.

Cross Currency Swap

For a discussion of cross currency swaps, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 16. Derivatives – Cross Currency Swaps” of this report.

Contractual Obligations and Commercial Commitments

Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments from continuing operations as of December 31, 2017 are summarized below:

(Dollars in millions)	2018	2019 - 2020	2021 - 2022	After 2022	Total
Long-term debt, including current portion(1)	$14	$10	$10	$735	$769
Interest(2)	37	74	74	80	265
Operating leases	10	9	6	4	29
Purchase commitments(3)	525	352	162	68	1,107
Total(4)(5)	$586	$445	$252	$887	$2,170

(1)

In connection with our IPO, we entered into the Senior Credit Facilities and two of our subsidiaries issued the Senior Notes, which includes (i) $375 million of Senior Notes and (ii) borrowings of $375 million under our term loan facility. In addition, we entered into a $300 million ABL facility at closing of our IPO, which, together with the term loan facility, we refer to as the Senior Credit Facilities. We used the net proceeds of the Senior Notes offering and the term loan facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million. For more information, See “—Financing Arrangements.”

(2)	Interest calculated using interest rates as of December 31, 2017 and contractual maturity dates.
(3)

We have various purchase commitments extending through 2032 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2017. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For each of the years ended December 31, 2017, 2016 and 2015, we made minimum payments of $2 million, $1 million and nil, respectively, under such take or pay contracts without taking the product.

(4)	Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows:

				5-Year
				Average
(Dollars in millions)	2018	2019 - 2020	2021 - 2022	Annual
Pension plans	$28	$62	$66	$31
Other postretirement obligations	—	—	—	—

(5)

The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 18. Income Taxes” of this report.

Off-Balance-Sheet Arrangements

No off-balance sheet arrangements exist at this time.

Restructuring, Impairment and Plant Closing and Transition Costs

Following the Rockwood acquisition, we identified business improvement projects in our Titanium Dioxide and Performance Additives segments. We commenced implementation of such projects in December 2014 and they collectively have produced significant cost savings and improved global competitiveness for our business. The benefits of these programs were measured at the individual project level while the cost performance of the business as a whole was measured against a benchmark period (fiscal year 2014). In total, the successful completion of these programs delivered more than $200 million of annual cost synergies in 2016 relative to the year ended December 31, 2014, pro forma for the Rockwood acquisition. Approximately 85% of these cost savings were attributable to costs of goods sold and 15% were attributable to selling, general and administrative expenses.

In addition, we are currently implementing a business improvement program, which is expected to provide additional contributions to adjusted EBITDA beginning in 2017 and to be completed by the end of 2018. If successfully implemented, we expect our business improvement program to result in increased adjusted EBITDA from general cost reductions, volume growth (primarily via the launch of new products) and further optimization of our manufacturing network including the closure of certain facilities.

For further discussion of these and other restructuring plans and the costs involved, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

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

Legal Proceedings

For a discussion of legal proceedings, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 21. Commitments and Contingencies—Legal Matters” of this report.

Environmental, Health and Safety Matters

As noted in “Part 1. Item 1. Business—Environmental, Health and Safety Matters” and “Part 1. Item 1A. Risk Factors” of this report, we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer‑term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 22. Environmental, Health and Safety Matters” of this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 2. Recently Issued Accounting Pronouncements” of this report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our consolidated and combined financial statements. Our significant accounting policies are summarized in “Part II. Item 8. Financial Statements and Supplementary Data—Note 1. Description of Business, Recent Developments, Basis of Presentation and Summary of Significant Accounting Policies” of this report. Summarized below are our critical accounting policies:

Employee Benefit Programs

We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., Germany and Finland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in our consolidated and combined financial statements are recorded based upon actuarial valuations performed by various third-party actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. We evaluate these assumptions at least annually.

The discount rate is used to determine the present value of future benefit payments at the end of the year. For our U.S. and non-U.S. plans, the discount rates were based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields.

The following weighted-average discount rate assumptions were used for the defined benefit and other postretirement plans for the year:

	2017	2016	2015
Defined benefit plans
Projected benefit obligation	2.21%	2.28%	3.27%
Net periodic pension cost	1.86%	3.27%	3.12%
Other postretirement benefit plans
Projected benefit obligation	3.38%	3.72%	6.94%
Net periodic pension cost	3.72%	6.94%	5.65%

The expected return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and managements expected long-term return for each asset class. The expected rate of return on U.S. plan assets was 7.75% and 7.76% in 2017 and 2016, respectively, and the expected rate of return on non-U.S. plans was 5.68% and 5.19% for 2017 and 2016, respectively.

The expected increase in the compensation levels assumption reflects our long-term actual experience and future expectations.

Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

	Statement of	Balance Sheet
Assumptions	Operations(1)	Impact(2)
Discount rate
1% increase	$(2)	$(169)
1% decrease	2	207
Expected long-term rates of return on plan assets
1% increase	(8)	—
1% decrease	8	—
Rate of compensation increase
1% increase	3	16
1% decrease	(3)	(15)

(1)	Estimated (decrease) increase on 2017 net periodic benefit cost
(2)	Estimated (decrease) increase on December 31, 2017 pension and postretirement liabilities and accumulated other comprehensive loss

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limit our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2017, we had total valuation allowances of $253 million. See “Part II. Item 8. Financial Statements and Supplementary Data—Note 18. Income Taxes” of this report for more information regarding our valuation allowances.

As of December 31, 2017, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated and combined financial statements.

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

Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2017, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2017 would have been approximately $10 million less or $12 million greater, respectively.

We are required to evaluate the carrying value of our long-lived tangible and intangible assets whenever events indicate that such carrying value may not be recoverable in the future or when management’s plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable. During 2017, we recorded an impairment charge of $3 million related to the impairment of an unconsolidated investment. See “Part II. Item 8. Financial Statements and Supplementary Data—Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

Restructuring and Plant Closing and Transition Costs

We recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs in each of our business segments. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 11. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

Contingent Loss Accruals

Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. As of December 31, 2017 and 2016, we had recognized a liability of $12 million, each, related to these environmental matters. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 22. Environmental, Health and Safety Matters” of this report.

We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 21. Commitments and Contingencies—Legal Proceedings” of this report.

Variable Interest Entities—Primary Beneficiary

We evaluate each of our variable interest entities on an on-going basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regards to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant. The factors management considers when determining if we have the power to direct the activities that most significantly impact each of our variable interest entity’s economic performance include supply arrangements, manufacturing arrangements, marketing arrangements and sales arrangements. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary. For the years ended December 31, 2017, 2016 and 2015, the percentage of revenues from our consolidated variable interest entities in relation to total revenues that will ultimately be attributable to Venator is approximately 5.7%, 5.4% and 4.6%, respectively. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 7. Variable Interest Entities” of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates and foreign exchange rates. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk through the structure of our debt portfolio which includes a mix of fixed and floating rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities.

The carrying value of our floating rate debt is approximately $367 million at December 31, 2017. A hypothetical 1% increase in interest rates on our floating rate debt as of December 31, 2017 would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange risk. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At December 31, 2017 we had approximately $109 million notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

Prior to the separation, Huntsman International, or its subsidiaries, entered into foreign currency derivatives on our behalf. As of December 31, 2016, Huntsman International or its subsidiaries, on behalf of Venator, had approximately $88 million in notional amount (in U.S. dollar equivalents) outstanding, respectively, in forward foreign currency contracts with a term of approximately one month.

In December 2017, we entered into three cross-currency swap agreements to convert a portion of our intercompany fixed-rate, U.S. dollar denominated notes, including the semi-annual interest payments and the payment of remaining principle at maturity, to a- fixed-rate, Euro denominated debt. The economic effect of the swap agreement was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the notes by fixing the principle amount at €169 million with a fixed annual rate of 3.43%. These hedges have been designated as cash flow hedges and the critical terms of the cross-currency swap agreements correspond to the underlying hedged item. These swaps mature in July 2022, which is our best estimate of the repayment date of these intercompany loans. The amount and timing of the semi-annual principle payments under the cross-currency swap also correspond with the terms of the intercompany loans. Gains and losses from these hedges offset the changes in the value of interest and principal payments as a result of changes in foreign exchange rates.

During 2018, the amount of accumulated other comprehensive loss at December 31, 2017 related to hedging transactions that is expected to be reclassified to earnings is immaterial. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of December 31, 2017 and 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VENATOR MATERIALS PLC AND SUBISIDIARIES
INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Venator Materials PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Venator Materials PLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes listed in the Index for Item 8 and Schedule II – Valuation and Qualifying Accounts included in Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the financial statements include allocations of direct and indirect corporate expenses from Huntsman Corporation through the date of separation and are presented on a stand-alone basis as if Venator's operations had been conducted independently from Huntsman Corporation; however, prior to Separation, Venator did not operate as a separate, stand-alone entity for the periods presented and, as such, the financial statements may not be fully indicative of Venator's financial position, results of operations and cash flows as an unaffiliated company from Huntsman Corporation.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 23, 2018

We have served as the Company's auditor since 2016.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,	December 31,
(In millions, except par value)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$238	$29
Accounts receivable (net of allowance for doubtful accounts of $5 and $4, respectively)(a)	380	247
Accounts receivable from affiliates	12	243
Inventories(a)	454	426
Prepaid expenses	19	11
Other current assets	66	59
Current assets of discontinued operations	—	84
Total current assets	1,169	1,099
Property, plant and equipment, net(a)	1,367	1,178
Intangible assets, net(a)	20	23
Investment in unconsolidated affiliates	86	85
Deferred income taxes	167	142
Notes receivable from affiliates	—	57
Other noncurrent assets	38	35
Noncurrent assets of discontinued operations	—	42
Total assets	$2,847	$2,661
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$385	$297
Accounts payable to affiliates	16	695
Accrued liabilities(a)	244	146
Current portion of debt(a)	14	10
Current liabilities of discontinued operations	—	27
Total current liabilities	659	1,175
Long-term debt	743	13
Long-term debt to affiliates	—	882
Deferred income taxes	—	12
Other noncurrent liabilities	306	324
Noncurrent payable to affiliates	34	—
Noncurrent liabilities of discontinued operations	—	78
Total liabilities	1,742	2,484
Commitments and contingencies (Notes 21 and 22)
Equity
Parent’s net investment and advances	—	588
Ordinary shares $0.001 par value, 200 shares authorized, 106 and nil issued and 106 and nil outstanding, respectively	—	—
Additional paid-in capital	1,311	—
Retained earnings	67	—
Accumulated other comprehensive loss	(283)	(423)
Total Venator	1,095	165
Noncontrolling interest in subsidiaries	10	12
Total equity	1,105	177
Total liabilities and equity	$2,847	$2,661

(a)

At December 31, 2017 and 2016 respectively, $5 and $4 of cash and cash equivalents, $7 and $6 of accounts receivable (net), $2 and $1 of inventories, $5 and $4 of property, plant and equipment (net), $17 and $20 of intangible assets (net), $1 each of accounts payable, $4 each of accrued liabilities, and $2 each of current portion of debt from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 7. Variable Interest Entities.”

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015
Trade sales, services and fees, net	$2,209	$2,139	$2,162
Cost of goods sold	1,738	1,987	2,046
Operating expenses:
Selling, general and administrative (includes corporate allocations from Huntsman Corporation of $62, $104 and $90 respectively)	218	225	263
Restructuring, impairment and plant closing and transition costs	52	35	220
Other expense (income), net	10	(45)	(1)
Total expenses	280	215	482
Operating income (loss)	191	(63)	(366)
Interest expense	(100)	(59)	(52)
Interest income	60	15	22
Other income (expense)	35	(1)	—
Income (loss) from continuing operations before income taxes	186	(108)	(396)
Income tax (expense) benefit	(50)	23	34
Income (loss) from continuing operations	136	(85)	(362)
Income from discontinued operations, net of tax	8	8	10
Net income (loss)	144	(77)	(352)
Net income attributable to noncontrolling interests	(10)	(10)	(7)
Net income (loss) attributable to Venator	$134	$(87)	$(359)

Basic earnings (losses) per share:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$1.19	$(0.89)	$(3.47)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	0.07	0.07	0.09
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$1.26	$(0.82)	$(3.38)

Diluted earnings (losses) per share:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$1.18	$(0.89)	$(3.47)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	0.08	0.07	0.09
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$1.26	$(0.82)	$(3.38)

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(Dollars in millions)	2017	2016	2015
Net income (loss)	$144	$(77)	$(352)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	106	32	(71)
Pension and other postretirement benefits adjustments	39	(54)	(10)
Other, net	(5)	—	(1)
Other comprehensive loss, net of tax	140	(22)	(82)
Comprehensive income (loss)	284	(99)	(434)
Comprehensive income attributable to noncontrolling interest	(10)	(10)	(7)
Comprehensive income (loss) attributable to Venator	$274	$(109)	$(441)

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Total Venator Materials PLC Equity
	Parent’s Net				Accumulated
	Investment		Additional		Other	Noncontrolling
	and	Ordinary	Paid-in	Retained	Comprehensive	Interest in
(Dollars in millions)	Advances	Shares	Capital	Earnings	Loss	Subsidiaries	Total
Balance, January 1, 2015	$1,714	$—	$—	$—	$(319)	$20	$1,415
Net loss	(359)	—	—	—	—	7	(352)
Net changes in other comprehensive income	—	—	—	—	(82)	—	(82)
Dividends paid to noncontrolling interests	—	—	—	—	—	(8)	(8)
Net changes in parent’s net investment and advances	(243)	—	—	—	—	(2)	(245)
Balance, December 31, 2015	$1,112	$—	$—	$—	$(401)	$17	$728
Net loss	(87)	—	—	—	—	10	(77)
Net changes in other comprehensive income	—	—	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	—	—	—	(14)	(14)
Net changes in parent’s net investment and advances	(437)	—	—	—	—	(1)	(438)
Balance, December 31, 2016	$588	$—	$—	$—	$(423)	$12	$177
Net income	67	—	—	67	—	10	144
Net changes in other comprehensive income	—	—	—	—	140	—	140
Dividends paid to noncontrolling interests	—	—	—	—	—	(12)	(12)
Net changes in parent’s net investment and advances	653	—	—	—	—	—	653
Conversion of parent's net investment and advances to paid-in capital	(1,308)	—	1,308	—	—	—	—
Activity related to stock plans	—	—	3	—	—	—	3
Balance, December 31, 2017	$—	$—	$1,311	$67	$(283)	$10	$1,105

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in millions)	2017	2016	2015
Operating Activities:
Net income (loss)	$144	$(77)	$(352)
Income from discontinued operations, net of tax	(8)	(8)	(10)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127	114	100
Deferred income taxes	19	(14)	(28)
Loss (gain) on disposal of assets	1	(22)	1
Noncash restructuring and impairment charges	7	10	104
Insurance proceeds for business interruption, net of gain on recovery	21	—	—
Noncash interest	18	44	33
Noncash loss (gain) on foreign currency transactions	1	(9)	(4)
Other, net	13	1	1
Changes in operating assets and liabilities:
Accounts receivable	(24)	(12)	34
Inventories	8	106	94
Prepaid expenses	(2)	1	(42)
Other current assets	(1)	(4)	10
Other noncurrent assets	9	(9)	2
Accounts payable	51	17	5
Accrued liabilities	13	(40)	29
Other noncurrent liabilities	(60)	(18)	(34)
Net cash provided by (used in) operating activities from continuing operations	337	80	(57)
Net cash provided by (used in) operating activities from discontinued operations	1	17	(6)
Net cash provided by (used in) operating activities	338	97	(63)
Investing Activities:
Capital expenditures	(197)	(103)	(203)
Insurance proceeds for recovery of property damage	76	—	—
Cash received from unconsolidated affiliates	44	32	48
Investment in unconsolidated affiliates	(50)	(29)	(42)
Repayment of government grant	(5)	—	—
Net payments from (advances to) affiliates	121	(5)	97
Proceeds from sale of businesses/assets	—	9	—
Net cash used in investing activities from continuing operations	(11)	(96)	(100)
Net cash used in investing activities from discontinued operations	(1)	(22)	(39)
Net cash used in investing activities	(12)	(118)	(139)
Financing Activities:
Proceeds from short-term debt	1	1	1
Net (repayments) borrowings from affiliate accounts payable	(100)	47	194
Final settlement of affiliate balances at separation	(732)	—	—
Principal payments on long-term debt	(12)	(2)	(2)
Dividends paid to noncontrolling interests	(12)	(14)	(8)
Proceeds from issuance of long-term debt	750	—	—
Debt issuance costs paid	(18)	—	—
Net cash (used in) provided by financing activities from continuing operations	(123)	32	185
Net cash (used in) provided by financing activities from discontinued operations	—	(2)	9
Net cash (used in) provided by financing activities	(123)	30	194
Effect of exchange rate changes on cash	5	(1)	(3)
Increase (decrease) in cash and cash equivalents, including discontinued operations	208	8	(11)
Cash and cash equivalents at beginning of period, including discontinued operations	30	22	33
Cash and cash equivalents at end of period, including discontinued operations	$238	$30	$22
Supplemental cash flow information:
Cash paid for interest	$28	$5	$4
Cash paid for income taxes	21	7	8
Noncash investing and financing activities:
The amount of capital expenditures in accounts payable	$39	$21	$25
Received noncash settlements of notes receivable from affiliates	57	270	256
Settled noncash long-term debt to affiliates	792	145	39

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS, RECENT DEVELOPMENTS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

For convenience in this report, the terms “our,” “us,” “we” or “Venator” may be used to refer to Venator Materials PLC and, unless the context otherwise requires, its subsidiaries.

Description of Business

Venator operates in two segments: Titanium Dioxide and Performance Additives. The Titanium Dioxide segment manufactures and sells primarily TiO2, and operates eight TiO2 manufacturing facilities across the globe, predominantly in Europe. The Performance Additives segment manufactures and sells functional additives, color pigments, timber treatment and water treatment chemicals. This segment operates 18 manufacturing and processing facilities in Europe, North America, Asia and Australia.

Recent Developments

U.S. Tax Reform

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

As a result of the 2017 Tax Act, the Company recorded a provisional tax expense of $3 million due to a remeasurement of deferred tax assets and liabilities which represents the Company’s current best estimate. Any adjustments recorded to the provisional amounts through calendar year 2018 will be included in income as an adjustment to tax expense in the period of the adjustment. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the 2017 Tax Act and may change as additional clarification and implementation guidance becomes available. See “Note 18. Income Taxes.”

Initial Public Offering and Separation

On August 8, 2017, we completed our IPO of 26,105,000 ordinary shares, par value $0.001 per share (the “ordinary shares”) which included 3,405,000 ordinary shares issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.00 per share. All of the ordinary shares were sold by Huntsman, and we did not receive any proceeds from the offering. In conjunction with our IPO, Venator assumed the Titanium Dioxide and Performance Additives businesses of Huntsman and the related assets, liabilities and obligations and operations and entered into the separation agreement to effect the separation of this business from Huntsman. Prior to our IPO, Venator was a wholly-owned subsidiary of Huntsman. The ordinary shares began trading August 3, 2017 on the New York Stock Exchange under the symbol “VNTR.”

In connection with our IPO and the separation, Venator and Huntsman entered into certain agreements that allocated between Venator and Huntsman the various assets, employees, liabilities and obligations that were previously part of Huntsman and that govern various interim and ongoing relationships between the parties.

On August 15, 2017, we registered 14,025,000 ordinary shares on Form S‑8 which are reserved for issuance in connection with awards under our 2017 Stock Incentive Plan (the “LTIP”).

On December 4, 2017, we completed a secondary public offering of 21,764,800 ordinary shares. On January 3, 2018, the underwriters purchased an additional 1,948,955 ordinary shares pursuant to their over-allotment option. All of the ordinary shares were sold by Huntsman, through HHN, and we did not receive any proceeds from the offering. Following our secondary public offering, including the partial exercise of the underwriters’ option to purchase additional shares, Huntsman owns approximately 53% of Venator’s outstanding ordinary shares.

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

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. We have recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the year ended December 31, 2017. In addition, we recorded a loss of $21 million of costs for cleanup of the facility in cost of goods sold through December 31, 2017. The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with an aggregate limit of $500 million.

The fire at our Pori facility did not have a material impact on our 2017 fourth quarter operating results as losses incurred were offset by insurance proceeds. We received $253 million of non-refundable partial progress payments from our insurer through December 31, 2017 and we received an additional $62 million payment on January 10, 2018. During 2017, we recorded $187 million of income related to property damage and business interruption insurance recoveries in cost of goods sold in our consolidated and combined statements of operations to offset property damage and business interruption losses recorded during the period. In addition, we recorded $68 million as deferred income in accrued liabilities as of December 31, 2017 for insurance proceeds received for costs not yet incurred. The difference between payments received from our insurers of $253 million and the sum of income of $187 million and deferred income of $68 million is related to the foreign exchange movements of the U.S. Dollar against the Euro during 2017.

Basis of Presentation

Venator’s consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”). Prior to the separation, Venator’s operations were included in Huntsman Corporation’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives and other businesses are the primary beneficiaries. The consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to Venator, as well as allocations of direct and indirect corporate expenses, which are based upon an allocation method that in the opinion of management is reasonable. Such corporate cost allocation transactions between Venator and Huntsman Corporation have been considered to be effectively settled for cash in the consolidated and combined financial statements at the time the transaction is recorded and the net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity. Because the historical consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical consolidated and combined financial information includes the results of operations of other Huntsman businesses are not a part of our operations after the separation. We report the results of those other businesses as discontinued operations. Please see “Note 15. Discontinued Operations.”

For purposes of these consolidated and combined financial statements, all significant transactions with Huntsman International LLC (“Huntsman International”), a wholly-owned subsidiary of Huntsman through which Huntsman operates all of its businesses, have been included in group equity. All intercompany transactions within the consolidated and combined business have been eliminated.

Huntsman Corporation’s executive, information technology, environmental, health and safety and certain other corporate departments perform certain administrative and other services for Venator. Additionally, Huntsman Corporation performs certain site services for Venator. Expenses incurred by Huntsman Corporation and allocated to Venator are determined based on specific services provided or are allocated based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman Corporation. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of $62 million, $104 million and $90 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In the notes to consolidated and combined financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Asset Retirement Obligations

Venator accrues for asset retirement obligations, which consist primarily of asbestos abatement costs, demolition and removal costs, leasehold remediation costs and landfill closure costs, in the period in which the obligations are incurred. Asset retirement obligations are initially recorded at estimated fair value. When the related liability is initially recorded, Venator capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its estimated settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, Venator will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See “Note 12. Asset Retirement Obligations.”

Carrying Value of Long-Lived Assets

Venator reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and Venator recognizes an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved.

Cash and Cash Equivalents

Venator considers cash in bank accounts and short-term highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents.

Prior to the separation, Venator participated in Huntsman International’s cash pooling program. The cash pooling program was an intercompany borrowing arrangement designed to reduce Venator’s dependence on external short-term borrowing. See “Note 14. Debt.”

Cost of Goods Sold

Venator classifies the costs of manufacturing and distributing its products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs include, among other things, plant site operating costs and overhead costs (including depreciation), production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight, and warehousing costs are also included in cost of goods sold.

Derivative Transactions and Hedging Activities

All derivatives are recorded on Venator’s balance sheet at fair value. The effective portion of changes in the fair value of derivatives designated as hedges are recorded in other comprehensive income (loss) until the hedge item impacts earnings at which point the accumulated gains and losses are recognized in other income (expense), net in the Consolidated and Combined Statements of Operations. The ineffective portion of the change in fair value of derivatives accounted for as hedges and the gains and losses of derivatives not designated as hedges are recognized in earnings. See “Note 16. Derivative Instruments and Hedging Activities.”

Environmental Expenditures

Environmental-related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See “Note 22. Environmental, Health and Safety Matters.”

Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, amounts receivable from affiliates, accounts payable, amounts payable to affiliates, and accrued liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of Venator’s long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market. Such fair value approximates carrying value.

Foreign Currency Translation

Venator is domiciled in the U.K. which uses the British pound sterling, however, we report in U.S. dollars. The accounts of Venator’s operating subsidiaries outside of the U.S. consider the functional currency to be the currency of the economic environment in which they operate. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive loss.

Foreign currency transaction gains and losses are recorded in other income (expense) in the consolidated and combined statements of operations and were net losses of $1 million for the year ended December 31, 2017 and net gains of $9 million and $4 million for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

Venator uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Venator evaluates deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, Venator considers the cyclicality of Venator and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits Venator’s ability to consider other subjective evidence such as Venator’s projections for the future. Changes in expected future income in applicable tax jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

Venator is comprised of operations in various tax jurisdictions. Prior to the separation, Venator’s operations were included in Huntsman Corporation’s financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Venator was the sole business, components of legal entities in which Venator operated in conjunction with other Huntsman Corporation businesses and variable interest entities in which Venator is the primary beneficiary.

The consolidated and combined financial statements have been prepared from Huntsman Corporation’s historical accounting records through the separation and are presented on a stand-alone basis as if Venator’s operations had been conducted separately from Huntsman; however, Venator did not operate as a separate, stand-alone entity for the periods presented prior to the separation and, as such, the tax results and attributes presented prior to the separation in these consolidated and combined financial statements would not be indicative of the income tax expense or benefit, income tax related assets and liabilities and cash taxes had Venator been a stand-alone company.

Prior to the separation, the consolidated and combined financial statements were prepared under the anticipated legal structure of Venator such that the historical results of legal entities are presented as follows: The historical tax results of legal entities which file separate tax returns in their respective tax jurisdictions and which need no restructuring before being contributed are included without adjustment, including the inclusion of any currently held subsidiaries. The historical tax results of legal entities in which Venator operated in conjunction with other Huntsman Corporation businesses for which new legal entities were formed for Venator operations are presented on a stand-alone basis as if their operations had been conducted separately from Huntsman and any adjustments to current taxes payable have been treated as adjustments to parent’s net investment and advances. The historical tax results of legal entities in which Venator operated in conjunction with other Huntsman Corporation businesses for which the Huntsman business were transferred out have been presented without adjustment, including the historical results of the Huntsman businesses which are unrelated to Venator operating businesses.

Prior to the separation, pursuant to tax-sharing agreements, subsidiaries of Huntsman Corporation were charged or credited, in general, with an amount of income taxes as if they filed separate income tax returns. Adjustments to current income taxes payable by Venator have been treated as adjustments to parent’s net investment and advances.

Prior to the separation, Venator included the U.S. Titanium Dioxide and Performance Additives subsidiaries of Huntsman International which were treated for U.S. tax purposes as divisions of Huntsman International. Huntsman International was included in the U.S. consolidated tax return of its parent, Huntsman Corporation. The U.S. tax expense, deferred tax assets, and deferred tax liabilities in these financial statements do not necessarily reflect the tax expense, deferred tax assets, or deferred tax liabilities that would have resulted had Venator not been operated as a U.S. income tax branch structure in combination with Huntsman Corporation. A 2% U.S. state income tax rate (net of federal benefit) was estimated for Venator based upon the estimated apportionment factors and actual income tax rates in state tax jurisdictions where it had nexus. U.S. foreign tax credits relating to taxes paid by non-U.S. business entities were generated and utilized by Huntsman. On a separate entity basis, these foreign tax credits would not have been generated or utilized, therefore, no additional allocation of Huntsman foreign tax credits was necessary. Additionally, Huntsman had no U.S. net operating loss carryforward amounts (“NOLs”) or similar attributes to allocate. Venator believes this methodology is reasonable and complies with Staff Accounting Bulletin Topic 1B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Venator is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires Venator to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not, Venator is required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. The judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated and combined financial statements. See “Note 18. Income Taxes.”

Intangible Assets

Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents, trademarks and technology	5 - 30 years
Other intangibles	5 - 15 years

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out and average costs methods for different components of inventory.

Legal Costs

Venator expenses legal costs, including those legal costs incurred in connection with a loss contingency, as incurred.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	5 - 50 years
Plant and equipment	3 - 30 years

Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments, and major repairs that significantly extend the useful life of the assets are capitalized and the assets replaced, if any, are retired.

Research and Development

Research and development costs are expensed as incurred and recorded in selling, general and administrative expense. Research and development costs charged to expense were $16 million, $15 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Revenue Recognition

Venator generates substantially all of its revenues through sales in the open market and long-term supply agreements. Venator recognizes revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectability is reasonably assured, and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made. The revenue recognition policy for sales to related parties does not differ from the policy described above.

Share-based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award.

Reclassification

Certain amounts in the consolidated and combined financial statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record the assets and liabilities as held for sale and results of operations of other businesses of Huntsman to discontinued operations. See "Note 15. Discontinued Operations.”

Earnings (Losses) Per Share

Basic earnings (losses) per share excludes dilution and is computed by dividing net income (loss) attributable to Venator Materials PLC ordinary shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (losses) per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income (loss) attributable to Venator Materials PLC ordinary shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

In March 2017, the FASB issued ASU No. 2017‑07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. The amendments in this ASU will impact the presentation of our financial statements. Our current presentation of service cost components is consistent with the amendments in this ASU. Upon adoption of the amendments in this ASU, we expect to present the other components within other nonoperating income, whereas we currently present these within cost of goods sold and selling, general and administrative expenses. We do not expect the adoption of this standard to impact our net income.

In August 2017, the FASB issued ASU No. 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted in any interim period after the issuance of this ASU. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We do not expect the adoption of this ASU to have a significant impact on our financial statements.

NOTE 3. EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share excludes dilution and is computed by dividing net loss attributable to Venator ordinary shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (losses) per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income (loss) available to Venator ordinary shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted earnings (losses) per share was based on the ordinary shares that were outstanding at the time of our IPO.

Basic and diluted earnings (losses) per share is determined using the following information:

	For the years ended December 31,
	2017	2016	2015
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$126	$(95)	$(369)
Basic and diluted income from discontinued operations:
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	$8	$8	$10
Basic and diluted net income (loss):
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$134	$(87)	$(359)
Denominator:
Weighted average shares outstanding	106.3	106.3	106.3
Dilutive share-based awards	0.4	—	—
Total weighted average shares outstanding, including dilutive shares	106.7	106.3	106.3

For each of the years ended December 31, 2017, 2016 and 2015, the number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was not significant.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Raw materials and supplies	$149	$134
Work in process	46	46
Finished goods	259	246
Total	$454	$426

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Land and land improvements	$101	$96
Buildings	236	214
Plant and equipment	2,048	1,789
Construction in progress	255	102
Total	2,640	2,201
Less accumulated depreciation	(1,273)	(1,023)
Property, plant, and equipment—net	$1,367	$1,178

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $124 million, $110 million and $99 million, respectively.

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments in companies in which we exercise significant influence, but do not control, are accounted for using the equity method. Investments in companies in which we do not exercise significant influence are accounted for using the cost method.

Tioxide Americas Inc., a wholly-owned subsidiary of Venator, has a 50% interest in Louisiana Pigment Company, L.P. (“LPC”). Located in Lake Charles, Louisiana, LPC is a joint venture that produces TiO2 for the exclusive benefit of each of the joint venture partners. In accordance with the joint venture agreement, this plant operates on a break-even basis. This investment is accounted for using the equity method and totaled $86 million and $81 million at December 31, 2017 and 2016, respectively.

During 2012, we made a $3 million investment in White Mountain Titanium Corporation, which reflects a 3% ownership interest. This investment was accounted for using the cost method and totaled $3 million at December 31, 2016. In 2017, the investment was impaired and written off to nil due to the company going bankrupt.

NOTE 7. VARIABLE INTEREST ENTITIES

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

•

Viance, LLC (“Viance”) is our 50%-owned joint venture with Dow. Viance markets timber treatment products for Venator. Our joint venture interest in Viance was acquired as part of the Rockwood acquisition. It was determined that the activity that most significantly impacts its economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary and began consolidating Viance upon the Rockwood acquisition on October 1, 2014.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at December 31, 2017, the joint ventures’ assets, liabilities and results of operations are included in Venator’s consolidated and combined financial statements.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities are as follows:

	Year ended
	December 31,
	2017	2016	2015
Revenues	$127	$116	$100
Income from continuing operations before income taxes	21	21	13
Net cash provided by operating activities	25	26	17

NOTE 8. INTANGIBLE ASSETS

	December 31, 2017			December 31, 2016
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks and technology	$17	$6	$11	$18	$1	$17
Other intangibles	15	6	9	14	8	6
Total	$32	$12	$20	$32	$9	$23

Amortization expense was $3 million, $4 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Our estimated future amortization expense for intangible assets over the next five years is as follows:

Year ending December 31,	Amount
2018	$3
2019	4
2020	3
2021	4
2022	3

NOTE 9. OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Spare parts inventory	$13	$13
Notes receivable	9	7
Pension assets	1	4
Debt issuance costs	4	—
Other	11	11
Total	$38	$35

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Payroll and benefits	$50	$50
Restructuring and plant closing costs	11	14
Rebate accrual	22	25
Current taxes payable	14	4
Asset retirement obligation	19	13
Taxes other than income taxes	2	2
Pension liabilities	1	1
Deferred income	69	—
Other miscellaneous accruals	56	37
Total	$244	$146

NOTE 11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING AND TRANSITION COSTS

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency. As of December 31, 2017, 2016 and 2015, accrued restructuring and plant closing costs by type of cost and initiative consisted of the following:

		Other
	Workforce	restructuring
	reductions(1)	costs	Total(2)
Accrued liabilities as of January 1, 2015	$59	$—	$59
Adjustment to Titanium Dioxide and Performance Additives opening balance sheet liabilities	1	—	1
2015 charges for 2014 and prior initiatives	67	15	82
2015 charges for 2015 initiatives	23	6	29
2015 payments for 2014 and prior initiatives	(44)	(15)	(59)
2015 payments for 2015 initiatives	(10)	(6)	(16)
Foreign currency effect on liability balance	(6)	—	(6)
Accrued liabilities as of December 31, 2015	$90	$—	$90
2016 charges for 2015 and prior initiatives	3	16	19
2016 charges for 2016 initiatives	6	—	6
Distribution of prefunded restructuring costs	(36)	—	(36)
2016 payments for 2015 and prior initiatives	(36)	(16)	(52)
2016 payments for 2016 initiatives	(6)	—	(6)
Accrued liabilities as of December 31, 2016	$21	$—	$21
2017 charges for 2016 and prior initiatives	—	8	8
2017 charges for 2017 initiatives	33	4	37
Reversal of reserves no longer required	(1)	—	(1)
2017 payments for 2016 and prior initiatives	(12)	(8)	(20)
2017 payments for 2017 initiatives	(8)	(4)	(12)
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of December 31, 2017	$34	$—	$34

(1)	The total workforce reduction reserves of $34 million relate to the termination of 205 positions, of which zero positions had been terminated as of December 31, 2017.

(2)	Accrued liabilities remaining at December 31, 2017, 2016 and 2015 by year of initiatives were as follows:

	December 31,
	2017	2016	2015
2015 initiatives and prior	$9	$21	$90
2016 initiatives	—	—	—
2017 initiatives	25	—	—
Total	$34	$21	$90

Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium	Performance
	Dioxide	Additives	Total
Accrued liabilities as of January 1, 2015	$49	$10	$59
Adjustment to Titanium Dioxide and Performance Additives opening balance sheet liabilities	—	1	1
2015 charges for 2014 and prior initiatives	46	36	82
2015 charges for 2015 initiatives	29	—	29
2015 payments for 2014 and prior initiatives	(46)	(13)	(59)
2015 payments for 2015 initiatives	(16)	—	(16)
Foreign currency effect on liability balance	(5)	(1)	(6)
Accrued liabilities as of December 31, 2015	$57	$33	$90
2016 charges for 2015 and prior initiatives	3	16	19
2016 charges for 2016 initiatives	6	—	6
Distribution of prefunded restructuring costs	(23)	(13)	(36)
2016 payments for 2015 and prior initiatives	(23)	(29)	(52)
2016 payments for 2016 initiatives	(6)	—	(6)
Foreign currency effect on liability balance	(2)	2	—
Accrued liabilities as of December 31, 2016	$12	$9	$21
2017 charges for 2016 and prior initiatives	4	4	8
2017 charges for 2017 initiatives	34	3	37
Reversal of reserves no longer required	(1)	—	(1)
2017 payments for 2016 and prior initiatives	(9)	(11)	(20)
2017 payments for 2017 initiatives	(10)	(2)	(12)
Foreign currency effect on liability balance	—	1	1
Accrued liabilities as of December 31, 2017	$30	$4	$34
Current portion of restructuring reserves	$7	$4	$11
Long-term portion of restructuring reserve	23	—	23

Details with respect to cash and noncash restructuring charges for the years ended December 31, 2017, 2016 and 2015 by initiative are provided below:

Cash charges	$45
Accelerated depreciation	3
Impairment of assets	3
Other non-cash charges	1
Total 2017 Restructuring, Impairment of Plant Closing and Transition Costs	$52

Cash charges	$25
Accelerated depreciation	8
Impairment of assets	1
Other non-cash charges	1
Total 2016 Restructuring, Impairment of Plant Closing and Transition Costs	$35

Cash charges	$113
Pension-related charges	3
Accelerated depreciation	68
Impairment of assets	19
Other non-cash charges	17
Total 2015 Restructuring, Impairment and Plant Closing and Transition Costs	$220

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $3 million for the year ended December 31, 2016. We recorded charges of $61 million for workforce reductions, $3 million for pension related charges and $15 million in other restructuring costs associated with this initiative in 2015.

In February 2015, we announced a plan to close the black end manufacturing operations and ancillary activities at our Calais, France site, which will reduce our TiO2 capacity by approximately 100 kilotons, or 11% of our global TiO2 capacity. In connection with this closure, we recorded restructuring expense of  $1 million in the year ended December 31, 2016. In 2015 we recorded accelerated depreciation of $68 million as restructuring impairment, and plant closing costs, we recorded charges of $30 million primarily for workforce reductions and we recorded non-cash charges of $17 million. All expected charges have been incurred as of the end of 2016.

In July 2016, we announced plans to close our Umbogintwini, South Africa TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of approximately $4 million and $6 million for the years ended December 31, 2017 and 2016, respectively. We recorded an impairment charges of $1 million and $19 million for our Umbogintwini facility in 2016 and 2015, respectively. We expect to incur additional charges of approximately $11 million through 2021.

In March 2017, we announced a plan to close the white end finishing and packaging operation of our TiO2 manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $34 million in the year ended December 31, 2017. We recorded $8 million of accelerated depreciation on the remaining long-lived assets associated with this manufacturing facility during the year ended December 31, 2016. We expect to incur additional charges of approximately $44 million through the end of 2021.

In September 2017, we announced a plan to close our St. Louis and Easton manufacturing facilities. As part of the program, we recorded restructuring expense of approximately $7 million for the year ended December 31, 2017 of which $3 million was accelerated depreciation. We expect to incur $21 million of accelerated depreciation and $1 million of other non-cash charges through the end of 2018.

NOTE 12. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of asbestos abatement costs, demolition and removal costs, leasehold remediation costs and landfill closure costs. Venator is legally required to perform capping and closure and post-closure care on the landfills and asbestos abatement on certain of its premises. For each asset retirement obligation, Venator recognized the estimated fair value of a liability and capitalized the cost as part of the cost basis of the related asset.

The following table describes changes to Venator’s asset retirement obligation liabilities:

	December 31,
	2017	2016
Asset retirement obligations at beginning of year	$39	$44
Accretion expense	2	2
Liabilities incurred	5	—
Liabilities settled	(5)	(4)
Foreign currency effect on reserve balance	4	(3)
Asset retirement obligations at end of year	$45	$39

NOTE 13. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Pension liabilities	$230	$266
Employee benefit accrual	4	5
Asset retirement obligations	26	26
Other postretirement benefits	3	3
Environmental reserves	11	12
Restructuring and plant closing costs	23	7
Other	9	5
Total	$306	$324

NOTE 14. DEBT

Outstanding debt, net of issuance costs of $12 million as of December 31, 2017, consisted of the following:

	December 31,	December 31,
	2017	2016
Senior notes	$370	$—
Term loan facility	367	—
Other	20	23
Total debt—excluding debt to affiliates	$757	$23
Less: short-term debt and current portion of long-term debt	14	10
Total long-term debt—excluding debt to affiliates	$743	$13
Long-term debt to affiliates	—	882
Total debt	$743	$895

The estimated fair values of the Term Loan Facility, was $378 million as of December 31, 2017. The estimated fair value of the Senior Notes, was $396 million as of December 31, 2017. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The weighted average interest rate on our outstanding balances under the Senior notes and Term loan facility as of December 31, 2017 is approximately 5%.

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

Availability to borrow under the $300 million of commitments under the ABL Facility is subject to a borrowing base calculation comprised of accounts receivable and inventory in U.S., Canada, the U.K., Germany and accounts receivable in France and Spain, that fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. As a result, the aggregate amount available for extensions of credit under the ABL Facility at any time is the lesser of $300 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the ABL Facility at such time.

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

Guarantees

All obligations under the Senior Credit Facilities are guaranteed by Venator and substantially all of our subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of Venator and the Guarantors, in each case subject to certain exceptions. Lien priority as between the Term Loan Facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

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

Cash Pooling Program

Prior to the separation, Venator addressed cash flow needs by participating in a cash pooling program with Huntsman. Cash pooling transactions were recorded as either amounts receivable from affiliates or amounts payable to affiliates and are presented as “Net advances to affiliates” and “Net borrowings on affiliate accounts payable” in the investing and financing sections, respectively, in the consolidated and combined statements of cash flows. Interest income was earned if an affiliate was a net lender to the cash pool and paid if an affiliate was a net borrower from the cash pool based on a variable interest rate determined historically by Huntsman. Venator exited the cash pooling program prior to the separation and all receivables and payables generated through the cash pooling program were settled in connection with the separation.

Notes Receivable and Payable of Venator to Subsidiaries of Huntsman International

As of December 31, 2017 and 2016, Venator had notes receivable outstanding from affiliates of nil and $57 million, respectively, long-term debt to affiliates totaling nil and $882 million, respectively, and noncurrent payable to affiliates of $34 million and nil, respectively. The borrowers and lenders are subsidiaries of Huntsman International and the notes are unsecured. All Huntsman receivables and payables were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the Tax Matters Agreement dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation (the “Tax Matters Agreement”) entered into at the same time of the separation which has been presented as “Noncurrent payable to affiliates” on our consolidated and combined balance sheet. See “Note 18. Income Taxes” for further discussion.

A/R Programs

Certain of our entities participated in the accounts receivable securitization programs (“A/R Programs”) sponsored by Huntsman International. Under the A/R Programs, these entities sell certain of their trade receivables to Huntsman International. Huntsman International grants an undivided interest in these receivables to a SPE, which serve as security for the issuance of debt of Huntsman International. On April 21, 2017, Huntsman International amended its accounts receivable securitization facilities, which among other things removed existing receivables sold into the program by Venator and at which time we discontinued our participation in the A/R Programs.

As of December 31, 2016, Huntsman International had $106 million of net receivables in their A/R Programs and reflected on their balance sheet associated with Venator. The entities allocated losses on the A/R Programs for the years ended December 31, 2017, 2016 and 2015 were $1 million, $5 million and $3 million, respectively. The allocation of losses on sale of accounts receivable is based upon the pro-rata portion of total receivables sold into the securitization program as well as other program and interest expenses associated with the A/R Programs.

Capital Leases

Venator also has lease obligations accounted for as capital leases primarily related to manufacturing facilities which are included in other long-term debt. The scheduled maturities of Venator’s commitments under capital leases are as follows:

Year ending December 31:	Amount
2018	$2
2019	2
2020	2
2021	2
Thereafter	9
Total minimum payments	17
Less: Amounts representing interest	(3)
Present value of minimum lease payments	14
Less: Current portion of capital leases	(2)
Long-term portion of capital leases	$12

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2017 are as follows:

Year ending December 31:	Amount
2018	$14
2019	5
2020	5
2021	5
2022	5
Thereafter	735
Total	$769

NOTE 15. DISCONTINUED OPERATIONS

The Titanium Dioxide, Performance Additives and other businesses were included in Huntsman’s financial results in different legal forms, including, but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities that are comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide, Performance Additives and other businesses are the primary beneficiaries. Because the historical consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical consolidated and combined financial information includes the results of operations of other Huntsman businesses that are not a part of our operations after the separation. The legal entity structure of Huntsman was reorganized during the fourth quarter of 2016 and the second quarter of 2017 such that the other businesses would not be included in Venator’s legal entity structure and as such, the discontinued operations presented below reflect financial results of the other businesses through the date of such reorganization.

The following table summarizes the balance sheet data for discontinued operations:

December 31,
2016
ASSETS
Current assets:
Cash and cash equivalents	$1
Accounts receivable (net of allowance for doubtful accounts of $1)	10
Accounts receivable from affiliates	61
Inventories	9
Prepaid expenses	1
Other current assets	2
Total current assets discontinued operations	84
Property, plant and equipment, net	19
Goodwill	2
Deferred income taxes	21
Noncurrent assets of discontinued operations	42
Total assets of discontinued operations	$126
LIABILITIES
Current liabilities:
Accounts payable	$7
Accounts payable to affiliates	2
Accrued liabilities	18
Total current liabilities of discontinued operations	27
Deferred income taxes	1
Other noncurrent liabilities	77
Noncurrent liabilities of discontinued operations	78
Total liabilities of discontinued operations	$105

The following table summarizes the operations data for discontinued operations:

	Year ended December 31,
	2017	2016	2015
Revenues:
Trade sales, services and fees, net	$15	$110	$108
Related party sales	17	60	60
Total revenues	32	170	168
Cost of goods sold	26	147	146
Operating expenses:
Selling, general, and administrative (includes corporate allocations of $1, $7 and $6, respectively)	(7)	15	8
Restructuring, impairment and plant closing costs	1	—	3
Other income, net	1	(1)	(2)
Total expenses	(5)	14	9
Income from discontinued operations before tax	11	9	13
Income tax expense	(3)	(1)	(3)
Net income from discontinued operations	$8	$8	$10

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of certain foreign currency transactions. We do not use derivative financial instruments for trading or speculative purposes.

Cross Currency Swaps

In December 2017, we entered into three cross-currency swap agreements to convert a portion of our intercompany fixed-rate, U.S. dollar denominated notes, including the semi-annual interest payments and the payment of remaining principle at maturity, to a fixed-rate, Euro denominated debt. The economic effect of the swap agreement was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the notes by fixing the principle amount at €169 million with a fixed annual rate of 3.43%. These hedges have been designated as cash flow hedges and the critical terms of the cross-currency swap agreements correspond to the underlying hedged item. These swaps mature in July 2022, which is our best estimate of the repayment date of these intercompany loans. The amount and timing of the semi-annual principle payments under the cross-currency swap also correspond with the terms of the intercompany loans. Gains and losses from these hedges offset the changes in the value of interest and principal payments as a result of changes in foreign exchange rates.

We formally assessed the hedging relationship at the inception of the hedge in order to determine whether the derivatives that are used in the hedging transactions are highly effective in offsetting cash flows of the hedged item and we will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis to measure effectiveness of our cross-currency swap agreement. The portion of the hedge that is ineffective will be recorded in earnings in other income (expense). We did not record any ineffectiveness during 2017.

The effective portion of the changes in the fair value of the swaps are deferred in other comprehensive loss and subsequently recognized in “other income (expense), net” in the Consolidated and Combined Statements of Operations when the hedged item impacts earnings. Cash flows related to our cross currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was $5 million at December 31, 2017 and was recorded as other long-term liabilities on our consolidated and combined balance sheets. We estimate the fair values of our cross currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

During 2017 the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a loss of approximately $5 million. During 2018, the amount of accumulated other comprehensive loss at December 31, 2017 related to hedging transactions that is expected to be reclassified to earnings is immaterial. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risk associated with the risks of foreign currency exposure. At December 31, 2017 we had approximately $109 million notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

Prior to the separation, Huntsman International, or its subsidiaries, entered into foreign currency derivatives on our behalf. As of December 31, 2016, Huntsman International or its subsidiaries, on behalf of Venator, had approximately $88 million in notional amount (in U.S. dollar equivalents) outstanding, respectively, in forward foreign currency contracts with a term of approximately one month.

NOTE 17. SHARE-BASED COMPENSATION PLAN

On August 1, 2017, our compensation committee and board of directors adopted the Venator Materials 2017 Stock Incentive Plan (the “LTIP”) to provide for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom shares, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2017, we were authorized to grant up to 12.8 million shares under the LTIP. As of December 31, 2017, we had approximately 11.6 million shares remaining under the LTIP available for grant. Stock option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of Venator’s ordinary shares on the date the stock option award is granted. Share-based awards generally vest over a three-year period; certain performance awards vest over a two-year period and awards to Venator’s directors vest on the grant date.

Awards granted by Huntsman prior to the separation (referred to as “Huntsman awards”), which consisted of stock options, restricted stock, performance awards and phantom shares, were generally treated as follows in connection with the separation:

•	All vested Huntsman awards remained as Huntsman awards.
•

After the separation, unvested Huntsman awards were converted to Venator awards. Huntsman stock options were converted to Venator stock options and Huntsman restricted stock, performance awards and phantom shares were converted to Venator restricted stock units.

•	39 employees were affected by the conversion.
•	Each Huntsman award was converted to approximately 1.33 Venator awards.
•	The converted awards are generally subject to the same vesting, expiration and other terms and conditions as applied to the underlying Huntsman awards immediately prior to the separation.

The compensation cost from continuing operations under the Huntsman Stock Incentive Plan (“Huntsman Plan”) allocated to Venator was approximately $2 million each for the years ended December 31, 2017, 2016 and 2015. The allocation was determined annually based upon the outstanding number of shares of each type of award granted to individuals employed by Venator. After the separation, we incurred approximately $3 million in compensation cost related to the converted awards and new awards granted under the LTIP. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $1 million, nil and nil for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options

Huntsman Plan

Under the Huntsman Plan, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities were based on the historical volatility of Huntsman Corporation’s common stock through the grant date. The expected term of stock options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted averages of the assumptions utilized for all stock options granted during the year until the separation.

	Year ended December 31,
	2017		2016		2015
Dividend yield	2.4%		5.6%		2.3%
Expected volatility	56.9%		57.9%		57.6%
Risk-free interest rate	2.0%		1.4%		1.4%
Expected life of stock options granted during the period	5.9	years	5.9	years	5.9	years

Converted Awards

After the separation, the unvested Huntsman stock option awards were converted to Venator stock option awards. On the date of conversion, the fair value of the stock option awards were revalued using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities were based on the historical volatility of Huntsman Corporation’s common stock through the conversion date. The expected term of stock options converted was estimated based on the safe harbor approach calculated as the vesting period plus remaining contractual term divided by two. The risk-free rate for periods within the expected life of the option was based on the U.S. Treasury yield curve in effect at the time of conversion. The assumptions noted below represent the weighted averages of assumptions utilized for all unvested stock options that were converted after the separation.

	Year ended December 31,
	2017		2016		2015
Dividend yield	—%		—%		—%
Expected volatility	39.6%		39.2%		40.9%
Risk-free interest rate	1.9%		1.8%		1.6%
Expected life of stock options granted during the period	5.5	years	4.7	years	4.0	years

New Grants

After the separation, stock option awards were granted under the LTIP. The fair value of the stock option awards were estimated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities were based on the historical volatility of Huntsman Corporation’s common stock through the grant date. The expected term of stock options granted was estimated on the safe harbor approach calculated as the vesting period plus remaining contractual term divided by two. The risk-free rate for the periods within the expected life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted average of assumptions utilized for stock options granted during 2017 under the LTIP.

	Year ended December 31,
	2017
Dividend yield	—%
Expected volatility	41.0%
Risk-free interest rate	2.0%
Expected life of stock options granted during the period	6.0	years

The table below presents the changes in stock option awards for our ordinary shares from August 3, 2017 through December 31, 2017. Stock options outstanding on August 3, 2017 represent the stock option awards that were converted from Huntsman awards to Venator awards. The stock option awards granted in 2017 represent the new awards granted under the LTIP.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at August 3, 2017	554	$10.82
Granted	74	22.83
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2017	628	12.24	8.8	$6
Exercisable at December 31, 2017	554	10.82	8.5	6

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised was nil, each.

The weighted-average grant-date fair value of stock options granted during 2017, 2016 and 2015 was $7.68,  $2.21 and $7.63 per option, respectively. As of December 31, 2017, there was $2 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Huntsman Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Nonvested Shares

Huntsman Plan

Nonvested shares granted under the Huntsman Plan consisted of restricted stock and performance shares, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award was estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the years ended December 31, 2016 and 2015, the weighted-average expected volatility rate was 39.3% and 30.0%, respectively and the weighted average risk-free interest rate was 0.9% and 0.7%, respectively. For the performance awards granted during the years ended December 31, 2016 and 2015, the number of shares earned varies based upon Huntsman Corporation achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of Huntsman Corporation’s common stock relative to the total stockholder return of a specified industry peer-group for the two-year and three-year performance periods.

Converted Awards

After the separation, the unvested Huntsman restricted stock, performance awards and phantom shares were converted to Venator restricted stock units. On the date of conversion, the fair value of the restricted stock and phantom share awards were revalued based on Venator’s closing share price, and the performance awards were revalued using the Monte Carlo valuation.

New Grants

After the separation, restricted stock unit awards were granted under the LTIP. The fair value of the restricted stock is based on the closing share price on the date of grant.

The table below presents the changes in nonvested awards for our ordinary shares from August 3, 2017 through December 31, 2017. Nonvested awards outstanding on August 3, 2017 represent the unvested restricted stock, performance shares and phantom shares granted under the Huntsman Plan that were converted to restricted stock units under the LTIP:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(in thousands)
Nonvested at August 3, 2017	467	$13.11
Granted	58	22.83
Vested(1)	(20)	19.45
Forfeited	—	—
Nonvested at December 31, 2017	504	13.96

(1)

As of December 31, 2017, a total of 26,334 restricted stock units were vested but not yet issued. These shares have not been reflected as vested shares in the table because, in accordance with the restricted stock unit agreements, these shares are not issued for vested restricted stock until termination of employment.

As of December 31, 2017, there was $4 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the LTIP and the Huntsman Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

NOTE 18. INCOME TAXES

Our income tax basis of presentation is summarized in “Note 1. Description of Business, Recent Developments, Basis of Presentation and Summary of Significant Accounting Policies.”

A summary of the provisions for current and deferred income taxes is as follows:

	Year ended
	December 31,
	2017	2016	2015
Income tax (benefit) expense:
U.K.
Current	$—	$—	$—
Deferred	—	—	—
Non-U.K.
Current	30	(9)	(6)
Deferred	20	(14)	(28)
Total	$50	$(23)	$(34)

The reconciliation of the differences between the U.K. income taxes at the U.K. statutory rate to Venator’s provision for income taxes is as follows:

	Year ended
	December 31,
	2017	2016	2015
Income (loss) from continuing operations before income taxes	$186	$(108)	$(396)
Expected tax expense (benefit) at U.K. statutory rate of 19%, 20% and 20.25% for the years 2017, 2016 and 2015, respectively	$35	$(22)	$(80)
Change resulting from:
Non-U.K. tax rate differentials	(1)	(19)	(37)
Other non-U.K. tax effects, including nondeductible expense, tax effect of rate changes, transfer pricing adjustments and various withholding taxes	—	(7)	7
Non-taxable portion of gain on sale of businesses	—	(3)	—
Unrealized currency exchange gains and losses	7	1	(21)
Tax authority audits and dispute resolutions	1	(1)	4
Tax benefit of losses with valuation allowances as a result of other comprehensive income	—	(1)	(1)
Change in valuation allowance	3	27	96
Effects of U.S. tax reform	3	—	—
Other, net	2	2	(2)
Total income tax expense (benefit)	$50	$(23)	$(34)

Venator operates in over 25 non-U.K. tax jurisdictions with no specific country earning a predominant amount of its off-shore earnings. Some of these countries have income tax rates that are approximately the same as the U.K. statutory rate, while other countries have rates that are higher than the U.K statutory rate. Income earned in countries with lower average statutory rates than the U.K., resulted in lower tax expense of $1 million, $19 million, and and $37 million, respectively, for the years ended December 31, 2017, 2016 and 2015, reflected in the reconciliation above.

In certain tax jurisdictions, Venator’s U.S. GAAP functional currency is different than the local tax functional currency. As a result, foreign exchange gains and losses will impact Venator’s effective tax rate. For the year ended December 31, 2017, this resulted in a tax expense of $7 million. For 2016, this resulted in a tax expense of $1 million. For 2015, this resulted in a tax benefit of $11 million ($21 million of benefit included in “unrealized currency exchange gains and losses” in the reconciliation above, net of $10 million of expense related to establishing contingent liabilities for potential non-deductibility of these foreign currency losses included in “tax authority audits and dispute resolutions” in the reconciliation above). During 2015, a number of Venator’s intercompany liabilities that were denominated in U.S. dollars were owed by entities whose tax currency was the euro. As a result of the depreciation in the euro opposite the U.S. dollar, these entities recorded a tax only foreign exchange loss. Most of the receivables associated with these same U.S. dollar denominated intercompany debts were held by entities with a tax currency of the U.S. dollar which, therefore, resulted in no taxable gain.

The components of income (loss) before income taxes were as follows:

	Year ended
	December 31,
	2017	2016	2015
U.K.	$76	$(20)	$(90)
Non-U.K.	110	(88)	(306)
Total	$186	$(108)	$(396)

Components of deferred income tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$325	$365
Pension and other employee compensation	50	58
Property, plant and equipment	47	28
Intangible assets	13	19
Other, net	41	36
Total	$476	$506
Total deferred income tax liabilities:
Property, plant and equipment	$(55)	$(126)
Pension and other employee compensation	—	(1)
Other, net	(1)	(4)
Total	$(56)	$(131)
Net deferred tax assets before valuation allowance	$420	$375
Valuation allowance	(253)	(245)
Net deferred tax assets	$167	$130
Non-current deferred tax assets	167	142
Non-current deferred tax liabilities	—	(12)
Net deferred tax assets	$167	$130

Venator has NOLs of $1,150 million in various jurisdictions, all of which have no expiration date except for $196 million, which will expire on January 1, 2018 and is subject to a valuation allowance.

Venator has total net deferred tax assets, before valuation allowance, of $420 million, including $325 million of tax-effected NOLs. After taking into account deferred tax liabilities, Venator has recognized valuation allowance on net deferred tax assets of $253 million, including valuation allowances in the following countries: France, Italy, Spain, South Africa, and the U.K. Venator also has net deferred tax assets of $167 million, not subject to valuation allowances, primarily in Finland, Germany, Malaysia, and the U.S. Venator’s NOLs are principally located in France, Germany, Italy, Spain, South Africa and the U.K.

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods.

During 2016, Venator released valuation allowances of $6 million in France, as a result of deferred tax liabilities offsetting deferred tax assets, which previously had a valuation allowance.

During 2015, Venator established valuation allowances of $12 million. In Italy, Venator established $10 million of valuation allowances on certain net deferred tax assets as a result of cumulative losses, and, in South Africa, Venator established a full valuation allowance on $2 million of deferred tax assets as a result of current year losses shifting it from a net deferred tax liability position.

The following is a reconciliation of the unrecognized tax benefits:

	2017	2016	2015
Unrecognized tax benefits as of January 1	$20	$22	$24
Gross increases and decreases—tax positions taken during a prior period	—	—	3
Gross increases and decreases—tax positions taken during the current period	1	(1)	7
Decreases related to settlements of amounts due to tax authorities	—	—	(1)
Reductions resulting from the lapse of statutes of limitation	—	—	(8)
Foreign currency movements	2	(1)	(3)
Unrecognized tax benefits as of December 31	$23	$20	$22

As of December 31, 2017, 2016 and 2015, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $13 million, $11 million and $12 million, respectively.

In accordance with Venator’s accounting policy, it recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense:

	Year ended
	December 31,
	2017	2016	2015
Interest included in income tax expense	$—	$—	$(2)
Penalties expense included in tax expense	—	—	—

	December 31,
	2017	2016
Accrued liability for interest	$—	$—

Venator conducts business globally and, as a result, files income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
France	2002 and later
Germany	2007 and later
Italy	2012 and later
Malaysia	2012 and later
Spain	2002 and later
United Kingdom	2016 and later
United States federal	2014 and later

Certain of Venator’s U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

Venator estimates that it is reasonably possible that certain of its unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a possible range of nil to $4 million. For the 12-month period from the reporting date, Venator would expect that a minority portion of the decrease in its unrecognized tax benefits would result in a corresponding benefit to its income tax expense.

On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017, as well as limitations on the deductibility of interest expense and the creation of the base erosion anti-abuse tax, a new minimum tax.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

We have not completed our accounting for the income tax effects of certain elements of the 2017 Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the 2017 Tax Act.

The 2017 Tax Act reduces the U.S. federal corporate tax rate to 21%, effective January 1, 2018. For our net deferred tax assets we have recorded a provisional decrease of $3 million, with a corresponding net deferred tax expense of $3 million for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the 2017 Act, including, but not limited to, return to accrual adjustments including completion of computations and analysis of 2017 expenditures that qualify for immediate expensing.

As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

In addition, for U.S. federal income tax purposes Huntsman will recognize a gain as a result of the IPO and the separation to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses has increased. This basis step-up gave rise to a deferred tax asset of $77 million that we recognized for the quarter ended September 30, 2017. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%, the deferred tax asset associated with the basis step-up was reduced to $36 million as of the date of enactment, reflected as part of the $3 million provisional deferred tax expense discussed above. Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the quarter ended September 30, 2017 we estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision were expected to be approximately $73 million. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate, we estimate that the aggregate future payments required by this provision are expected to be approximately $34 million. We have recognized a noncurrent liability for this amount as of December 31, 2017. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the tax matters agreement.

As of December 31, 2016, there were no unremitted earnings of subsidiaries to consider for indefinite reinvestment. As of December 31, 2017 our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.

NOTE 19. EMPLOYEE BENEFIT PLANS

Defined Benefit and Other Postretirement Benefit Plans

Venator sponsors defined benefit plans in a number of countries outside of the U.S. in which employees of Venator participate. The availability of these plans and their specific design provisions are consistent with local competitive practices and regulations.

The disclosures for the defined benefit and other postretirement benefit plans within the U.S. are combined with the disclosures of the plans outside of the U.S. Of the total projected benefit obligations for Venator as of December 31, 2017 and 2016, the amount related to the U.S. benefit plans is $11 million and $15 million, respectively, or 1% each. Of the total fair value of plan assets for Venator, the amount related to the U.S. benefit plans for December 31, 2017 and 2016 was $8 million and $11 million, respectively, or 1% each.

Certain plans are shared by Venator and other Huntsman International subsidiaries unrelated to Venator. In such cases, the projected benefit obligation is allocated based upon individual employee census data and the fair value of plan assets is allocated based upon a relevant percentage of projected benefit obligation.

The following table sets forth the funded status of the plans for Venator and the amounts recognized in the combined balance sheets at December 31, 2017 and 2016:

			Other
	Defined Benefit		Postretirement
	Plans		Benefit Plans
	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$1,053	$1,037	$3	$5
Service cost	5	4	—	—
Interest cost	25	31	—	1
Actuarial (gain) loss	(1)	184	—	—
Acquisitions/disposals	—	1	—	—
Gross benefits paid	(55)	(48)	—	(1)
Plan amendments	—	—	—	(2)
Exchange rates	116	(156)	—	—
Curtailments	(4)	—	—	—
Transfers	(3)	—	—	—
Benefit obligation at end of year	$1,136	$1,053	$3	$3
Accumulated benefit obligation at end of year	1,091	1,001
Change in plan assets
Fair value of plan assets at beginning of year	$790	$805	$—	$—
Actual return on plan assets	63	147	—	—
Employer contribution	29	22	—	1
Gross benefits paid	(55)	(48)	—	(1)
Transfers	(5)	—	—	—
Exchange rates	84	(136)	—	—
Fair value of plan assets at end of year	$906	$790	$—	$—
Funded status
Fair value of plan assets	$906	$790	$—	$—
Benefit obligation	(1,136)	(1,053)	(3)	(3)
Accrued benefit cost	$(230)	$(263)	$(3)	$(3)
Amounts recognized in balance sheet:
Noncurrent asset	$1	$4	$—	$—
Current liability	(1)	(1)	—	—
Noncurrent liability	(230)	(266)	(3)	(3)
Total	$(230)	$(263)	$(3)	$(3)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$296	$335	$(4)	$(3)
Prior service cost (credit)	7	8	(1)	(3)
Total	$303	$343	$(5)	$(6)

The amounts in accumulated other comprehensive (loss) income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

		Other
	Defined	Postretirement
	Benefit Plans	Benefit Plans
Actuarial loss	$13	$—
Prior service credit	1	—
Total	$14	$—

Components of net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Defined
	Benefit Plans
	2017	2016	2015
Service cost	$5	$4	$6
Interest cost	25	31	35
Expected return on plan assets	(43)	(39)	(51)
Amortization of actuarial loss	16	10	9
Amortization of prior service cost	1	1	1
Special termination benefit	—	—	2
Curtailment gain	(4)	—	—
Net periodic benefit cost	$—	$7	$2

	Other
	Postretirement
	Benefit Plans
	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	—	—	—
Amortization of actuarial loss	1	—	—
Amortization of prior service credit	(3)	—	—
Net periodic benefit credit	$(2)	$—	$—

The amounts recognized in net periodic benefit cost and other comprehensive (loss) income as of December 31, 2017, 2016 and 2015 were as follows:

	Defined
	Benefit Plans
	2017	2016	2015
Current year actuarial loss	$(24)	$86	$11
Amortization of actuarial loss	(16)	(11)	(11)
Current year prior service cost	—	—	9
Amortization of prior service cost	(1)	(1)	(1)
Curtailment effects	4	—	—
Other	(3)	—	—
Total recognized in other comprehensive (loss) income	(40)	74	8
Amount related to discontinued operations	—	(8)	4
Total recognized in other comprehensive income (loss) from continuing operations	(40)	66	12
Net periodic benefit cost	—	7	2
Total recognized in net periodic benefit cost and other comprehensive income	$(40)	$81	$10

	Other
	Postretirement
	Benefit Plans
	2017	2016	2015
Current year actuarial loss	$(1)	$—	$—
Amortization of actuarial loss	(1)	—	—
Current year prior service credits	—	(2)	(2)
Amortization of prior service credit	3	—	—
Total recognized in other comprehensive (loss) income	1	(2)	(2)
Net periodic benefit cost	(2)	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$(1)	$(2)	$(2)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined
	Benefit Plans
	2017	2016	2015
Projected benefit obligation:
Discount rate	2.21%	2.28%	3.27%
Rate of compensation increase	3.74%	3.79%	3.24%
Net periodic pension cost:
Discount rate	1.86%	3.27%	3.12%
Rate of compensation increase	3.53%	3.24%	3.66%
Expected return on plan assets	5.71%	5.22%	5.99%

	Other
	Postretirement
	Benefit Plans
	2017	2016	2015
Projected benefit obligation:
Discount rate	3.38%	3.72%	6.94%
Net periodic pension cost:
Discount rate	3.72%	6.94%	5.65%

At December 31, 2017 and 2016, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 6.75% and 5.82%, respectively, decreasing to 4.44% after 2030. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would not have a significant effect.

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as were as follows:

	December 31,
	2017	2016
Projected benefit obligation	$364	$1,033
Fair value of plan assets	133	766

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Projected benefit obligation	$364	$1,033
Accumulated benefit obligation	355	986
Fair value of plan assets	133	766

Expected future contributions and benefit payments are as follows:

		Other
	Defined	Postretirement
	Benefit Plans	Benefit Plans
2018 expected employer contributions:
To plan trusts	$28	$—
Expected benefit payments:
2018	41	—
2019	41	—
2020	44	—
2021	45	—
2022	46	—
2023 - 2027	244	1

Our investment strategy with respect to pension assets is to pursue an investment plan that, over the long term, is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets and not threaten the plan’s ability to meet currently committed obligations. Additionally, our investment strategy is to achieve returns on plan assets, subject to a prudent level of portfolio risk. Plan assets are invested in a broad range of investments. These investments are diversified in terms of domestic and international equities, both growth and value funds, including small, mid and large capitalization equities; short-term and long-term debt securities; real estate; and cash and cash equivalents. The investments are further diversified within each asset category. The portfolio diversification provides protection against a single investment or asset category having a disproportionate impact on the aggregate performance of the plan assets.

Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market or geographic location. We have established target allocations for each asset category. Venator’s pension plan assets are periodically rebalanced based upon our target allocations.

The fair value of plan assets for the pension plans was $906 million and $790 million at December 31, 2017 and 2016, respectively. The following plan assets are measured at fair value on a recurring basis:

		Fair Value
		Amounts Using	Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2017	(Level 1)	(Level 2)	(Level 3)
Pension plans:
Equities	$265	$252	$13	$—
Fixed income	598	41	550	7
Real estate/other	33	—	3	30
Cash and cash equivalents	10	5	5	—
Total pension plan assets	$906	$298	$571	$37

		Fair Value
		Amounts Using	Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Asset Category	2016	(Level 1)	(Level 2)	(Level 3)
Pension plans:
Equities	$212	$206	$6	$—
Fixed income	542	40	496	6
Real estate/other	32	—	5	27
Cash and cash equivalents	4	4	—	—
Total pension plan assets	$790	$250	$507	$33

	Real Estate/
	Other
	Year ended
	December 31,
	2017	2016
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at the beginning of the period	$27	$8
Return on pension plan assets	5	—
Purchases, sales and settlements	(2)	19
Transfers (out of) into Level 3	—	—
Disposals	—	—
Balance at the end of the period	$30	$27

	Fixed Income
	Year ended
	December 31,
	2017	2016
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at the beginning of the period	$6	$—
Return on pension plan assets	1	—
Purchases, sales and settlements	—	6
Transfers (out of) into Level 3	—	—
Balance at the end of the period	$7	$6

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.22% and 5.99%. The asset allocation for our pension plans at December 31, 2017 and 2016 and the target allocation for 2017, by asset category, are as follows:

	Target	Allocation at	Allocation at
	allocation	December 31,	December 31,
Asset category	2018	2017	2016
Pension plans:
Equities	29%	29%	27%
Fixed income	66%	66%	69%
Real estate/other	4%	4%	4%
Cash	1%	1%	—%
Total pension plans	100%	100%	100%

Equity securities in Venator’s pension plans did not include any equity securities of Huntsman Corporation or Venator and its affiliates at the end of 2017.

U.S. Benefit Plans

Venator’s U.S. employees participated in a trusteed, non-contributory defined benefit pension plan (the “Plan”) that covered substantially all of Huntsman International’s full-time U.S. employees. In July 2004, the Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design was subject to the terms of negotiated contracts. For participating employees, benefits accrued under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan as of July 1, 2004 were eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. Beginning July 1, 2014, the Huntsman Defined Benefit Pension Plan was closed to new, non-union entrants and as of April 1, 2015, it was closed to new union entrants. After closure, new hires were provided with a defined contribution plan with a non-discretionary employer contribution of 6% of pay and a company match of up to 4% of pay, for a total company contribution of up to 10% of pay. In connection with the separation, Venator adopted a non-contributory defined benefit pension plan for union entrants prior to April 2015.

Our eligible employees (who were employed by Huntsman prior to August 1, 2015) also participate in an unfunded postretirement benefit plan, which provides medical and life insurance benefits. This plan is sponsored by Venator.

Our U.S. employees participate in a postretirement benefit plan that provides a fully insured Medicare Part D plan including prescription drug benefits affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Neither Venator nor Huntsman can determine whether the medical benefits provided by these postretirement benefit plans are actuarially equivalent to those provided by the Act. Neither Venator nor Huntsman collects a subsidy, and our net periodic postretirement benefits cost, and related benefit obligation, do not reflect an amount associated with the subsidy.

Non-U.S. Defined Contribution Plans

We have defined contribution plans in a variety of non-U.S. locations.

Venator’s combined expense for these defined contribution plans for the years ended December 31, 2017, 2016 and 2015 was $8 million, $7 million and $8 million, respectively, primarily related to the Huntsman UK Pension Plan.

All U.K. associates are eligible to participate in the Huntsman U.K. Pension Plan, a contract based arrangement with a third party. Company contributions vary by business during a five year transition period. Plan participants elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute a matching amount not to exceed 12% of the participant’s salary for new hires and 15% of the participant’s salary for all other participants.

U.S. Defined Contribution Plans

Huntsman provided a money purchase pension plan covering substantially all of its domestic employees who were hired prior to January 1, 2004. Employer contributions were made based on a percentage of employees’ earnings (ranging up to 8%). During 2014, Huntsman closed this plan to non-union participants and in 2015, Huntsman closed this plan to union associates. We continue to provide equivalent benefits to those who were covered under this plan into their salary deferral accounts.

We also have a salary deferral plan covering substantially all U.S. employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. New hires are provided a defined contribution plan with a non-discretionary employer contribution of 6% of pay and a company match of up to 4% of pay, for a total company contribution of up to 10% of pay.

Along with the introduction of the cash balance formula within the defined benefit pension plan, the money purchase pension plan was closed to new hires. At the same time, the employer match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant’s compensation.

Our total combined expense for the above defined contribution plans was $3 million, $1 million and nil for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 20. RELATED PARTY TRANSACTIONS

Transactions With Huntsman Corporation

We are party to a variety of transactions and agreements with Huntsman Corporation, our former parent and controlling shareholder.

Prior to the separation, Huntsman Corporation’s executive, information technology, EHS and certain other corporate departments perform certain administrative and other services for Venator. Additionally, Huntsman Corporation performed certain site services for Venator. Expenses incurred by Huntsman Corporation and allocated to Venator were determined based on specific services provided or were allocated based on our total revenues, total assets, and total employees in proportion to those of Huntsman Corporation. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of $62 million, $104 million and $90 million for the years ended December 31, 2017, 2016 and 2015, respectively.

On August 11, 2017, we entered into a separation agreement with Huntsman to effect the separation and to provide a framework for the relationship with Huntsman. This agreement governs the relationship between Venator and Huntsman subsequent to the completion of the separation and provides for the allocation between Venator and Huntsman of assets, liabilities and obligations attributable to periods prior to the separation. Because these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

See description of our financing arrangements with Huntsman before and after the separation in “Note 14. Debt” and “Note 16. Derivatives and Hedging Activities”. See description of our arrangement with Huntsman as part of the separation in “Note18. Income Taxes”.

Other Related Party Transactions

We also conduct transactions in the normal course of business with parties under common ownership. Sales of raw materials to LPC as part of a sourcing arrangement were $64 million, $67 million and $80 million for the years ended December 31, 2017, 2016 and 2015, respectively. Proceeds from this arrangement are recorded as a reduction of cost of goods sold in Venator’s combined statements of operations. Related to this same arrangement, purchases of finished goods from LPC were $158 million, $158 million and $163 million for the years ended December 31, 2017, 2016 and 2015, respectively. The related accounts receivable from affiliates and accounts payable to affiliates as of December 31, 2017 and 2016 are recognized in the consolidated and combined balance sheets.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have various purchase commitments extending through 2032 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2017. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period; such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2017, 2016 and 2015, we made minimum payments under such take or pay contracts without taking the product of $2 million, $1 million and nil, respectively. Total purchase commitments as of December 31, 2017 were as follows:

Year ending December 31,	Amount
2018	$525
2019	223
2020	129
2021	83
2022	79
Thereafter	68

Operating Leases

We lease certain premises, automobiles, and office equipment under long-term lease agreements. The total expense recorded under operating lease agreements in the consolidated and combined statements of operations was approximately $13 million, $9 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2017 were as follows:

Year ending December 31,	Amounts
2018	$10
2019	5
2020	4
2021	4
2022	2
Thereafter	4
Total	$29

Legal Proceedings

Antitrust Matters

In the past, we were named as a defendant in multiple civil antitrust suits alleging that we, our co-defendants and other alleged co-conspirators conspired to fix prices of TiO2 sold in the U.S. We settled litigation involving both direct purchasers of TiO2  and purchasers who opted out of the direct purchaser litigation for amounts immaterial to our consolidated and combined financial statements.

We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by purchasers of products made from TiO2 (the “Indirect Purchasers”) making essentially the same allegations as did the direct purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing TiO2. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of nine states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state. The parties have agreed to settle this matter. The court preliminarily approved the settlement on December 13, 2017 and the final approval hearing is scheduled for August 16, 2018.

On August 23, 2016, we were named as a defendant in a fourth civil antitrust suit filed in the U.S. District Court for the Northern District of California by an Indirect Purchaser of TiO2, Home Depot. Home Depot is an Indirect Purchaser of TiO2 primarily through paints it purchases from various manufacturers. Home Depot makes the same claims as the Direct and Indirect Purchasers. On January 13, 2017, we filed a motion to dismiss the Home Depot case, which remains pending. We do not expect this matter to have a material impact on our consolidated financial statements.

The Indirect Purchasers seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys’ fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss and we have not made an accrual with respect to these claims.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in these consolidated and combined financial statements, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

NOTE 22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2017, 2016 and 2015, our capital expenditures for EHS matters totaled $10 million, $11 million and $21 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Matters

We have incurred and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France, can hold past owners and/or operators liable for remediation at former facilities. We have not been notified by third parties of claims against us for cleanup liabilities at former facilities or third-party sites, including, but not limited to, sites listed under CERCLA.

Under the Resource Conservation and Recovery Act in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal and we have made accruals for related remediation activity. We are aware of soil, groundwater or surface contamination from past operations at some of our sites and have made accruals for related remediation activity, and we may find contamination at other sites in the future. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as France and Italy.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of December 31, 2017 and 2016, we had environmental reserves of $12 million, each. We may incur additional losses for environmental remediation.

NOTE 23. OTHER COMPREHENSIVE LOSS

Other comprehensive loss consisted of the following:

		Pension and
		other	Other
	Foreign	postretirement	comprehensive			Amounts	Amounts
	currency	benefits	income of			attributable to	attributable
	translation	adjustments,	unconsolidated	Hedging		noncontrolling	to
	adjustment(a)	net of tax(b)	affiliates	Instruments	Total	interests	Venator
Beginning balance, January 1, 2016	$(144)	$(252)	$(5)	$—	(401)	—	$(401)
Adjustment due to discontinued operations	(3)	(8)	—	—	(11)	—	(11)
Tax benefit	—	2	—	—	2	—	2
Other comprehensive (loss) income before reclassifications	35	(53)	—	—	(18)	—	(18)
Tax expense	—	(7)	—	—	(7)	—	(7)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	11	—	—	11	—	11
Tax benefit	—	1	—	—	1	—	1
Net current-period other comprehensive (loss) income	32	(54)	—	—	(22)	—	(22)
Ending balance, December 31, 2016	(112)	(306)	(5)	—	(423)	—	(423)
Adjustment due to discontinued operations	5	24	—	—	29	—	29
Tax expense	—	(3)	—	—	(3)	—	(3)
Other comprehensive (loss) income before reclassifications	101	4	—	(5)	100	—	100
Tax expense	—	(1)	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	15	—	—	15	—	15
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	106	39	—	(5)	140	—	140
Ending balance, December 31, 2017	$(6)	$(267)	$(5)	$(5)	$(283)	$—	$(283)

(a)	Amounts are net of tax of nil each as of January 1, 2016, December 31, 2016 and December 31, 2017.
(b)	Amounts are net of tax of $60, $56 and $52 as of January 1, 2016, December 31, 2016 and December 31, 2017, respectively.
(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.

	Year ended
	December 31,		Affected line item in the statement
	2017	2016	where net income is presented
Details about Accumulated Other Comprehensive Loss Components:
Amortization of pension and other postretirement benefits:
Actuarial loss	$17	$10	(a)
Prior service cost	(2)	1	(a)
	15	11	Total before tax
Income tax benefit	—	1	Income tax (expense) benefit
Total reclassifications for the period	$15	$12	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 19. Employee Benefit Plans.”

NOTE 24. OPERATING SEGMENT INFORMATION

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

Adjusted EBITDA for each of the two reportable operating segments are as follows:

	Year ended December 31,
	2017	2016	2015
Revenues:
Titanium Dioxide	$1,604	$1,554	$1,584
Performance Additives	605	585	578
Total	$2,209	$2,139	$2,162
Segment adjusted EBITDA(1):
Titanium Dioxide	$387	$61	$(8)
Performance Additives	72	69	69
Corporate and other	(64)	(53)	(53)
Total	$395	$77	$8
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense	(100)	(59)	(52)
Interest income	60	15	22
Income tax (expense) benefit—continuing operations	(50)	23	34
Depreciation and amortization	(127)	(114)	(100)
Net income attributable to noncontrolling interests	10	10	7
Other adjustments:
Business acquisition and integration expenses	(5)	(11)	(44)
Separation gain (expense), net	(7)	—	—
U.S. income tax reform	34
Net income of discontinued operations, net of tax	8	8	10
Gain (loss) on disposition of business/assets	—	22	(1)
Certain legal settlements and related expenses	(1)	(2)	(3)
Amortization of pension and postretirement actuarial losses	(17)	(10)	(9)
Net plant incident costs	(4)	(1)	(4)
Restructuring, impairment and plant closing and transition costs	(52)	(35)	(220)
Net income (loss)	$144	$(77)	$(352)
Depreciation and Amortization:
Titanium Dioxide	$85	$87	$72
Performance Additives	36	19	20
Corporate and other	6	8	8
Total	$127	$114	$100

	Year ended December 31,
	2017	2016	2015
Capital Expenditures:
Titanium Dioxide	$178	$73	$124
Performance Additives	17	30	79
Corporate and other	2	—	—
Total	$197	$103	$203
Total Assets(2):
Titanium Dioxide	$1,794	$1,561	$1,707
Performance Additives	703	764	783
Corporate and other	350	210	715
Total	$2,847	$2,535	$3,205

(1)

Adjusted EBITDA is defined as net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) separation (gain) expense, net; (c) U.S. income tax reform; (d) (gain) loss on disposition of businesses/assets; (e) net income of discontinued operations, net of tax; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident costs; and (i) restructuring, impairment and plant closing and transition costs.

(2)	Defined as total assets less current assets of discontinued operations and noncurrent assets of discontinued operations.

	Year ended December 31,
By Geographic Area	2017	2016	2015
Revenues(1):
United States	$526	$491	$501
Germany	230	210	235
Italy	126	130	117
China	112	113	97
United Kingdom	114	102	105
France	94	98	94
Spain	86	79	71
Canada	56	59	59
Switzerland	13	11	16
Other nations	852	846	867
Total	$2,209	$2,139	$2,162
Long Lived Assets:
Finland	$257	$146	$150
Germany	256	215	216
United States	253	263	256
United Kingdom	208	198	252
Italy	170	155	163
Other nations	223	201	240
Total	$1,367	$1,178	$1,277

(1)	Geographic information for revenues is based upon countries into which product is sold.

NOTE 25. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$537	$562	$582	$528
Cost of goods sold	463	479	446	387
Restructuring, impairment and plant closing and transition costs	26	7	16	3
(Loss) income from continuing operations	(21)	34	53	70
Net (loss) income	(13)	34	53	70
Net (loss) income attributable to Venator	(16)	31	51	68
Basic income (loss) per share:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	(0.23)	0.29	0.48	0.64
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	(0.15)	0.29	0.48	0.64
Diluted income (loss) per share:
(Loss) income per share from continuing operations attributable to Venator Materials PLC ordinary shareholders	(0.23)	0.29	0.48	0.64
Net (loss) income per share attributable to Venator Materials PLC ordinary shareholders	(0.15)	0.29	0.48	0.64

2016
Revenue	540	576	532	491
Cost of goods sold	513	543	491	440
Restructuring, impairment and plant closing and transition costs	11	13	7	4
Loss from continuing operations	(53)	(24)	(4)	(4)
Net loss	(48)	(23)	(2)	(4)
Net loss attributable to Venator	(50)	(26)	(5)	(6)
Basic loss per share:
Loss per share from continuing operations attributable to Venator Materials PLC ordinary shareholders	(0.52)	(0.25)	(0.07)	(0.06)
Net loss per share attributable to Venator Materials PLC ordinary shareholders	(0.47)	(0.24)	(0.05)	(0.06)
Diluted loss per share:
Loss per share from continuing operations attributable to Venator Materials PLC ordinary shareholders	(0.52)	(0.25)	(0.07)	(0.06)
Net loss per share attributable to Venator Materials PLC ordinary shareholders	(0.47)	(0.24)	(0.05)	(0.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13-a 15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Directors (including identification of our Audit Committee’s financial expert(s)) and executive officers will be disclosed in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10-K. See also the information regarding executive officers of the registrant set forth in “Part I. Item 1. Business” under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10‑K.

Code of Ethics

Our Company has adopted a code of ethics, as defined by Item 406(b) of Regulation S-K under the Exchange Act, that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics is posted on our website, at www.venatorcorp.com. We intend to disclose any amendments to, or waivers from, our code of ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation and our equity compensation plans will be disclosed in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of our ordinary shares by each Director and all Directors and officers of our Company as a group will be disclosed in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10-K.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our ordinary  shares will be disclosed in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10-K.

Information with respect to compensation plans under which equity securities are authorized for issuance will be disclosed in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions will be disclosed in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this report.
(1)	Consolidated Financial Statements
i.	All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K
(2)	Financial Statement Schedules
i.	Schedule II – Valuation and Qualifying Accounts
(3)	Exhibits – The exhibits to this report are listed on the Exhibit Index below.

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this annual report. Exhibits designated with an “*” are filed as an exhibit to this annual report on Form 10‑K and exhibits designated with an “**” are furnished as an exhibit to this annual report on Form 10‑K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit No.	Description
2.1

Separation Agreement dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

3.1

Articles of Association of Venator Materials PLC (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on June 30, 2017).

3.2

Amended and Restated Articles of Association of Venator Materials PLC (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 7, 2017).

4.1

Form of Certificate evidencing Ordinary Shares (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on June 30, 2017).

4.2

Registration Rights Agreement, dated August 8, 2017, by and among Venator Materials PLC, Huntsman International LLC and Huntsman (Holdings) Netherlands B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

4.3

Indenture for 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1/A (File No. 333-217753) filed with the Commission on July 14, 2017).

4.4	Form of 5.75% Senior Note due 2025 (included in Exhibit 4.3).
4.5

Supplemental Indenture, dated August 8, 2017, by and among Venator Finance S.à r.l., Venator Materials LLC, the guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the commission on August 11, 2017).

10.1

Transition Services Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman International LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

10.2

Tax Matters Agreement, dated August 7, 2017, by and Among Venator Materials PLC and Huntsman International LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

10.3

Employee Matters Agreement, dated August 7, 2017, by and among Venator Materials PLC and Huntsman Corporation (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

10.4	+	Venator Materials PLC Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 7, 2017).
10.5		Indemnification Deed (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017).
10.6

ABL Facility Agreement, dated August 8, 2017, by and among Venator Materials LLC, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

10.7

Term Loan Credit Agreement, dated August 8, 2017, by and among Venator Materials PLC, Venator Finance S.à r.l. and Venator Materials LLC, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

10.8	+

Form of Non-qualified Stock Option Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.9	+

Form of Performance Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.10	+

Form of Phantom Share Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.11	+

Form of Restricted Stock Unit Agreement (Employee Form, IPO Award Conversion) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.12	+

Form of Restricted Stock Unit Agreement (Employee Form, New Grants) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.13	+

Form of Restricted Stock Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.14	+

Form of Share Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.15	+

Form of Notice of Award of Ordinary Shares (Director Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.16	+

Employment Transfer Agreement, dated June 19, 2017 (Stolle) (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017).

10.17	+

Employment Transfer Agreement, dated July 11, 2017 (Ogden) (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017).

10.18	+

Employment Agreement, dated September 15, 2014 (Buberl) (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017).

10.19	+	Form of Employment Agreement (Maiter) (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017)
10.20	+

Amended and Restated Executive Severance Plan dated November 14, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-217756) filed with the Commission on November 27, 2017)

10.21*	+	Form of Restricted Stock Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan.
10.22*	+	Form of non-qualified Stock Option Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan.
21.1	*	List of Subsidiaries of Venator Materials PLC
23.1	*	Consent of Deloitte & Touche LLP (Venator Materials PLC and Subsidiaries)
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	*	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

VENATOR MATERIALS PLC AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

		Additions
	Balance at	Charges	Charged
	beginning	to cost	to other		Balance at
Description	of period	and expenses	accounts	Deductions	end of period
Allowance for doubtful accounts:
Year ended December 31, 2017	$4	$1	$—	$—	$5
Year ended December 31, 2016	4	—	—	—	4
Year ended December 31, 2015	4	—	—	—	4

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2018

VENATOR MATERIALS PLC

	By:	/s/ KURT D. OGDEN
Kurt D. Ogden
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Venator Materials PLC in the capacities indicated on the dates indicated.

/s/ Simon Turner	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2018
Simon Turner

/s/ Kurt D. Ogden	Senior Vice President and Chief Financial Officer (Principal Financial Officer), and Venator’s Authorized Representative in the United States	February 23, 2018
Kurt D. Ogden

/s/ Stephen Ibbotson	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2018
Stephen Ibbotson

/s/ Peter R. Huntsman	Director	February 23, 2018
Peter R. Huntsman

/s/ Sir Robert J. Margetts	Director	February 23, 2018
Sir Robert J. Margetts

/s/ Douglas D. Anderson	Director
Douglas D. Anderson		February 23, 2018

/s/ Daniele Ferrari	Director
Daniele Ferrari		February 23, 2018

/s/ Kathy D. Patrick	Director
Kathy D. Patrick		February 23, 2018