Form 10-Q
period 2018-03-31
Venator Materials PLC
filed 2018-05-01
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10‑Q
(Check one)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38176
_________________________________

Venator Materials PLC
(Exact name of registrant as specified in its charter)
_________________________________

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
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company." See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company," in Rule 12b‑2 of the Exchange Act. (Check one):

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
YES ☐ NO ☑
_________________________________

As of April 20, 2018, the registrant has outstanding 106,401,124 ordinary shares, $0.001 par value per share.

VENATOR MATERIALS PLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2018

Venator Materials PLC and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10‑Q for the three months ended March 31, 2018 (“Quarterly Report”) are the property of Venator Materials PLC or our subsidiaries.

Except when the context otherwise requires or where otherwise indicated, (1) all references to “Venator,” the “Company,” “we,” “us” and “our” refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to “Huntsman” refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, (3) all references to the “Titanium Dioxide” segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the “Performance Additives” segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to “other businesses” refer to certain businesses that Huntsman retained in connection with the separation and that are reported as discontinued operations in our consolidated and combined financial statements, (6) all references to “Huntsman International” refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman and the entity through which Huntsman operates all of its businesses, (7) we refer to the internal reorganization prior to our initial public offering ("IPO"), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the financing arrangements and debt, comprising the senior secured term loan facility (the "Term Loan Facility"), the asset-based revolving facility (the "ABL Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities") and the 5.75% senior notes due 2025 (the "Senior Notes"), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the “separation” and (8) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, construction cost estimates, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety (“EHS”) matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” "expects,” “may,” “will,” “should,” “anticipates,” “estimates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks disclosed in “Part II. Item 1A. Risk Factors.”.

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$223	$238
Accounts receivable (net of allowance for doubtful accounts of $5 each)(a)	438	380
Accounts receivable from affiliates	14	12
Inventories(a)	482	454
Prepaid expenses	15	19
Other current assets	78	66
Total current assets	1,250	1,169
Property, plant and equipment, net(a)	1,444	1,367
Intangible assets, net(a)	19	20
Investment in unconsolidated affiliates	81	86
Deferred income taxes	166	167
Other noncurrent assets	38	38
Total assets	$2,998	$2,847
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$386	$385
Accounts payable to affiliates	16	16
Accrued liabilities(a)	269	244
Current portion of debt(a)	9	14
Total current liabilities	680	659
Long-term debt	743	743
Deferred income taxes	2	—
Other noncurrent liabilities	302	306
Noncurrent payable to affiliates	34	34
Total liabilities	1,761	1,742
Commitments and contingencies (Notes 11 and 12)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, 106 issued and outstanding each	—	—
Additional paid-in capital	1,312	1,311
Retained earnings	145	67
Accumulated other comprehensive loss	(230)	(283)
Total Venator Materials PLC shareholders' equity	1,227	1,095
Noncontrolling interest in subsidiaries	10	10
Total equity	1,237	1,105
Total liabilities and equity	$2,998	$2,847

(a)
At March 31, 2018 and December 31, 2017, $9 and $5 of cash and cash equivalents, $6 and $7 of accounts receivable, (net), $1 and $2 of inventories, $5 each of property, plant and equipment, (net), $17 each of intangible assets, (net), $1 each of accounts payable, $3 and $4 of accrued liabilities, and $2 each of current portion of debt, respectively, from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(Dollars in millions, except per share amounts)	2018	2017
Trade sales, services and fees, net	$622	$537
Cost of goods sold	454	465
Operating expenses:
Selling, general and administrative (includes corporate allocations from Huntsman Corporation of nil and $24, respectively)	54	50
Restructuring, impairment, and plant closing and transition costs	9	26
Other (income) expense, net	(3)	10
Total operating expenses	60	86
Operating income (loss)	108	(14)
Interest expense	(13)	(14)
Interest income	3	2
Other income	2	1
Income (loss) from continuing operations before income taxes	100	(25)
Income tax (expense) benefit	(20)	4
Income (loss) from continuing operations	80	(21)
Income from discontinued operations, net of tax	—	8
Net income (loss)	80	(13)
Net income attributable to noncontrolling interests	(2)	(3)
Net income (loss) attributable to Venator	$78	$(16)

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$0.73	$(0.23)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	0.08
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$0.73	$(0.15)

Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$0.73	$(0.23)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	0.08
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$0.73	$(0.15)

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2018	2017
Net income (loss)	$80	$(13)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	57	5
Pension and other postretirement benefits adjustments	3	4
Hedging instruments	(7)	—
Total other comprehensive income (loss), net of tax	53	9
Comprehensive income (loss)	133	(4)
Comprehensive income attributable to noncontrolling interest	(2)	(3)
Comprehensive income (loss) attributable to Venator	$131	$(7)

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
(Dollars in millions)	Parent's Net Investment and Advances	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$—	$—	$1,311	$67	$(283)	$10	$1,105
Net income	—	—	—	78	—	2	80
Net changes in other comprehensive income	—	—	—	—	53	—	53
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, March 31, 2018	$—	$—	$1,312	$145	$(230)	$10	$1,237

	Total Venator Materials PLC Equity
(Dollars in millions)	Parent's Net Investment and Advances	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$588	$—	$—	$—	$(423)	$12	$177
Net (loss) income	(16)	—	—	—	—	3	(13)
Net changes in other comprehensive loss	—	—	—	—	9	—	9
Dividends paid to noncontrolling interests	—	—	—	—	—	(4)	(4)
Net changes in parent’s net investment and advances	106	—	—	—	—	2	108
Balance, March 31, 2017	$678	$—	$—	$—	$(414)	$13	$277

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2018	2017
Operating Activities:
Net income (loss)	$80	$(13)
Income from discontinued operations, net of tax	—	(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34	30
Deferred income taxes	9	(7)
Noncash restructuring and impairment charges	3	3
Insurance proceeds for business interruption, net of gain on recovery	19	—
Noncash interest expense	—	10
Noncash (loss) gain on foreign currency transactions	(4)	7
Other, net	2	(2)
Changes in operating assets and liabilities:
Accounts receivable	(50)	(4)
Inventories	(12)	(1)
Prepaid expenses	5	29
Other current assets	(9)	(1)
Other noncurrent assets	1	2
Accounts payable	7	6
Accrued liabilities	(27)	(22)
Other noncurrent liabilities	(7)	(8)
Net cash provided by operating activities from continuing operations	51	21
Net cash provided by operating activities from discontinued operations	—	1
Net cash provided by operating activities	51	22
Investing Activities:
Capital expenditures	(73)	(19)
Insurance proceeds for recovery of property damage	—	54
Net advances to affiliates	—	(90)
Cash received from unconsolidated affiliates	9	12
Investment in unconsolidated affiliates	(3)	(15)
Net cash used in investing activities from continuing operations	(67)	(58)
Net cash used in investing activities from discontinued operations	—	(1)
Net cash used in investing activities	(67)	(59)
Financing Activities:
Repayment of third-party debt	(6)	—
Net borrowings from affiliate accounts payable	—	45
Dividends paid to noncontrolling interests	(2)	(4)
Net cash (used in) provided by financing activities	(8)	41
Effect of exchange rate changes on cash	9	1
Net change in cash and cash equivalents, including discontinued operations	(15)	5
Cash and cash equivalents at beginning of period, including discontinued operations	238	30
Cash and cash equivalents at end of period, including discontinued operations	$223	$35
Supplemental cash flow information:
Cash paid for interest	19	$2
Cash paid for income taxes	15	2
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of March 31, 2018 and 2017, respectively	33	$8
Settlement of long-term notes payable/notes receivable with affiliates	—	(12)

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

Description of Business

Venator operates in two segments: Titanium Dioxide and Performance Additives. The Titanium Dioxide segment manufactures and sells primarily TiO2, and operates eight TiO2 manufacturing facilities across the globe, predominantly in Europe. The Performance Additives segment manufactures and sells functional additives, color pigments, timber treatment and water treatment chemicals. This segment operates 18 color pigments, functional additives, water treatment and timber treatment manufacturing and processing facilities in Europe, North America, Asia and Australia.

In conjunction with our IPO completed on August 8, 2017, we entered into a separation agreement to effect the separation of the Titanium Dioxide and Performance Additives businesses from Huntsman. This arrangement is referred to herein as the "separation."

Recent Developments

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with an aggregate limit of $500 million.

On April 13, we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. During the first quarter of 2018, we received €52 million, or $62 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

The fire at our Pori facility did not have a material impact on our 2018 first quarter or our 2017 year to date operating results, as losses incurred were offset by insurance proceeds. Prior to adjustment for insurance proceeds, we recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the year ended December 31, 2017. In addition, we recorded a loss of $27 million for cleanup and other non-capital reconstruction costs in cost of goods sold through March 31, 2018, of which $24 million was recorded during 2017.

During the first quarter of 2018, we recorded $46 million of income related to property damage and business interruption insurance recoveries in cost of goods sold in our consolidated and combined statements of operations to offset property damage and business interruption losses recorded during the period, while $189 million was recognized during the year ended December 31, 2017. We recorded $88 million and $68 million as deferred income in accrued liabilities as of March 31, 2018 and December 31, 2017, respectively, for insurance proceeds received for costs not yet incurred.

Basis of Presentation

Venator’s unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”). Prior to the separation, Venator’s operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives and other businesses are the primary beneficiaries. The unaudited condensed consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to Venator, as well as allocations of direct and indirect corporate expenses, which are based upon an allocation method that in the opinion of management is reasonable. Such corporate cost allocation transactions between Venator and Huntsman have been considered to be effectively settled for cash in the unaudited condensed consolidated and combined financial statements at the time the transaction is recorded and the net effect of the settlement of these intercompany transactions is reflected in the unaudited condensed consolidated and combined statements of cash flows as a financing activity. Because the historical unaudited condensed consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical unaudited condensed consolidated and combined financial information includes the results of operations of other Huntsman businesses that are not a part of our operations after the separation. We report the results of those other businesses as discontinued operations. Please see “Note 15. Discontinued Operations.”

For purposes of these unaudited condensed consolidated and combined financial statements, all significant transactions with Huntsman International have been included in group equity. All intercompany transactions within the consolidated and combined business have been eliminated.

Prior to the separation, Huntsman's executive, information technology, environmental, health and safety and certain other corporate departments performed certain administrative and other services for Venator. Additionally, Huntsman performed certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator were determined based on specific services provided or are allocated based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of nil and $24 million for the three months ended March 31, 2018 and 2017, respectively.

In the notes to unaudited condensed consolidated and combined financial statements, all dollar and share amounts in tabulations are in millions unless otherwise indicated.

Note 2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU along with subsequently issued amendments, outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most previously issued revenue recognition guidance. Under this guidance, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. These ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted these ASUs effective January 1, 2018 and we have elected the modified retrospective approach as the transition method. As a result of the adoption of these amendments, we revised our accounting policy for revenue recognition as detailed in “Note 3. Revenue,” and, except for the changes noted in "Note 3. Revenue" no material changes have been made to our significant policies disclosed in "Note 1. Description of Business, Recent Developments, Basis of Presentation and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K, filed on February 23, 2018, for the year ended December 31, 2017. The adoption of these ASUs did not have a significant impact on our unaudited condensed consolidated and combined financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We adopted the amendments of this ASU effective January 1, 2018, and the initial adoption of the amendment in this ASU did not impact on our unaudited condensed consolidated and combined financial statements.

In March 2017, the FASB issued ASU No. 2017 07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. We adopted the amendments of this ASU effective January 1, 2018, which impacted the presentation of our financial statements. Our historical presentation of service cost components was consistent with the amendments in this ASU. The other components of net periodic pension and postretirement benefit costs are presented within other nonoperating income, whereas we historically presented these within cost of goods sold and selling, general and administrative expenses. As a result of the retrospective adoption of this ASU, cost of goods sold increased by $2 million, selling, general and administrative expenses decreased by $1 million, and other income increased by $1 million within our unaudited condensed consolidated and combined statements of operations for the three months ending March 31, 2017.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted in any interim period after the issuance of this ASU. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We adopted the amendments of this ASU effective January 1, 2018, and the initial adoption of the amendment in this ASU did not impact on our unaudited condensed consolidated and combined financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted for all entities. Reporting entities are required to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of the amendments in this ASU on our financial statements and believe, based on our preliminary assessment, that we will record significant additional right-of-use assets and lease obligations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have not completed our assessment, but we do not anticipate this will have a material impact on our unaudited consolidated and combined statement of comprehensive income (loss).

Note 3. Revenue

We account for revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers, which became effective January 1, 2018. As part of the adoption of ASC 606, we applied the new standard on a modified retrospective basis analyzing open contracts as of January 1, 2018. However, no cumulative effect adjustment to retained earnings was necessary as no revenue recognition differences were identified when comparing the revenue recognition criteria under ASC 606 to previous requirements.

We generate substantially all of our revenues through sales of inventory in the open market and via long-term supply agreements. Revenue is recognized when the performance obligations under the terms of our contracts are satisfied. Generally, this occurs at the time of shipping at which point the control of the goods transfers to the customer. Further, in determining whether control has transferred, we consider if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferred goods. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We have elected to account for all shipping and handling activities as fulfillment costs. We recognize these costs for shipping and handling when control over products have transferred to the customer as an expense in cost of goods sold. We have also elected to expense commissions when incurred as the amortization period of the commission asset that we would have otherwise recognized is less than one year.

The following table disaggregates our revenue by major geographical region for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
	Titanium Dioxide	Performance Additives	Total
North America	$71	$77	$148
Europe	241	58	299
Asia	96	27	123
Other	48	4	52
Total Revenues	$456	$166	$622

The following table disaggregates our revenue by major product line for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
	Titanium Dioxide	Performance Additives	Total
TiO2	$456	$—	$456
Color Pigments	—	82	82
Functional Additives	—	41	41
Timber Treatment	—	37	37
Water Treatment	—	6	6
Total Revenues	$456	$166	$622

Substantially all of our revenue is generated through inventory sales in which revenue is recognized at a point in time. At contract inception, we assess the goods promised in our contracts and identify a performance obligation for each promise to transfer to the customer a good that is distinct. In substantially all cases, a contract has a single performance obligation to deliver a promised good to the customer.

The amount of consideration we receive and revenue we recognize is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. We also give our customers a limited right to return products that have been damaged, do not satisfy their specifications, or other specific reasons. Payment terms on product sales to our customers typically range from 30 days to 90 days, although certain exceptions exist where standard payment terms are exceeded, these instances are infrequent and do not exceed one year. Discounts are allowed for some customers for early payment or if a certain volume is met. As our standard payment terms are less than one year, we have elected to not assess whether a contract has a significant financing component. In order to estimate the applicable variable consideration at the time of revenue recognition, we use historical and current trend information to estimate the amount of discounts, rebates, or returns to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and accrued at the point of which revenue is recognized have not materially differed. The amount recorded against revenue related to expected returns, discounts and rebates was not material for any of our reporting periods.

Note 4. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials and supplies	$157	$149
Work in process	52	46
Finished goods	273	259
Total	$482	$454

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

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at March 31, 2018, the joint ventures’ assets, liabilities and results of operations are included in Venator’s condensed consolidated and combined financial statements.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Revenues	31	$34
Income from continuing operations before income taxes	4	7
Net cash provided by operating activities	9	7

Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency. As of March 31, 2018 and December 31, 2017, accrued restructuring and plant closing and transition costs by type of cost and initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2017	$34	$—	$34
2018 charges for 2017 and prior initiatives	2	4	6
2018 charges for 2018 initiatives	—	—	—
2018 payments for 2017 and prior initiatives	(6)	(4)	(10)
2018 payments for 2018 initiatives	—	—	—
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of March 31, 2018	$31	$—	$31

(1)	The total workforce reduction reserves of $31 million relate to the termination of 195 positions, of which zero positions had been terminated as of March 31, 2018.

(2)	Accrued liabilities remaining at March 31, 2018 and December 31, 2017 by year of initiatives were as follows:

	March 31, 2018	December 31, 2017
2016 initiatives and prior	$8	$9
2017 initiatives	23	25
2018 initiatives	—	—
Total	$31	$34

Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2017	$30	$4	$34
2018 charges for 2017 and prior initiatives	6	—	6
2018 charges for 2018 initiatives	—	—	—
2018 payments for 2017 and prior initiatives	(9)	(1)	(10)
2018 payments for 2018 initiatives	—	—	—
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of March 31, 2018	$28	$3	$31
Current portion of restructuring reserves	17	3	20
Long-term portion of restructuring reserve	11	—	11

Details with respect to cash and noncash restructuring charges and impairment of assets for the three months ended March 31, 2018 and 2017 by initiative are provided below:

Three months ended
March 31, 2018
Cash charges	$6
Accelerated depreciation	3
Total 2018 Restructuring, Impairment and Plant Closing and Transition Costs	$9

Three months ended
March 31, 2017
Cash charges	$23
Other noncash charges	3
Total 2017 Restructuring, Impairment and Plant Closing and Transition Costs	$26

Restructuring Activities

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of nil for the three months ended March 31, 2018.

In July 2016, we announced plans to close our Umbogintwini, South Africa TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of approximately $1 million for the three months ended March 31, 2018. We expect to incur additional charges of approximately $13 million through the end of 2022.

In March 2017, we announced a plan to close the white end finishing and packaging operation of our TiO2 manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $5 million in the three months ended March 31, 2018. We expect to incur additional charges of approximately $50 million through the end of 2022.

In September 2017, we announced a plan to close our St. Louis and Easton manufacturing facilities. As part of the program, we recorded restructuring expense of approximately $3 million related to accelerated depreciation for the three months ended March 31, 2018. We expect to incur $11 million of accelerated depreciation through the end of 2018.

Note 7. Debt

Outstanding debt, net of debt issuance costs of $12 million, consisted of the following:

	March 31, 2018	December 31, 2017
Senior Notes	370	370
Term Loan Facility	366	367
Other	16	20
Total debt	752	757
Less: short-term debt and current portion of long-term debt	9	14
Total long-term debt	743	743

The estimated fair value of the Senior Notes was $376 million and $396 million as of March 31, 2018 and December 31, 2017, respectively. The estimated fair value of the Term Loan Facility was $376 million and $378 million as of March 31, 2018 and December 31, 2017, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The weighted average interest rate on our outstanding balances under the Senior Notes and Term Loan Facility as of March 31, 2018 and December 31, 2017 was approximately 5% each.

Senior Notes

On July 14, 2017, our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC (the “Issuers”) entered into an indenture in connection with the issuance of the Senior Notes. The Senior Notes are general unsecured senior obligations of the Issuers and are guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries. The indenture related to the Senior Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. The Senior Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and an early redemption premium, calculated on an agreed percentage of the outstanding principal amount, providing compensation on a portion of foregone future interest payables. The Senior Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the Senior Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the separation), holders of the Venator Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

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

Cash Pooling Program

Prior to the separation, Venator addressed cash flow needs by participating in a cash pooling program with Huntsman. Cash pooling transactions were recorded as either amounts receivable from affiliates or amounts payable to affiliates and are presented as “Net advances to affiliates” and “Net borrowings on affiliate accounts payable” in the investing and financing sections, respectively, in the unaudited condensed consolidated and combined statements of cash flows. Interest income was earned if an affiliate was a net lender to the cash pool and paid if an affiliate was a net borrower from the cash pool based on a variable interest rate determined historically by Huntsman. Venator exited the cash pooling program prior to the separation and all receivables and payables generated through the cash pooling program were settled in connection with the separation.

Notes Receivable and Payable of Venator to Huntsman

Substantially all Huntsman receivables or payables were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the Tax Matters Agreement dated August 7, 2017, by and among Venator Materials PLC and Huntsman (the “Tax Matters Agreement”) entered into at the time of the separation which has been presented as “Noncurrent payable to affiliates” on our unaudited condensed consolidated and combined balance sheet. See “Note 9. Income Taxes” for further discussion.

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

The entities’ allocated losses on the A/R Programs for the three months ended March 31, 2017 was $1 million. The allocation of losses on sale of accounts receivable is based upon the pro-rata portion of total receivables sold into the securitization program as well as other program and interest expenses associated with the A/R Programs.

Note 8. Derivative Instruments and Hedging Activities

To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of certain foreign currency transactions. We do not use derivative financial instruments for trading or speculative purposes.

In December 2017, we entered into three cross-currency swap agreements to convert a portion of our intercompany fixed-rate, U.S. dollar denominated notes, including the semi-annual interest payments and the payment of remaining principle at maturity, to a fixed-rate, Euro denominated debt. The economic effect of the swap agreement was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the notes by fixing the principle amount at €169 million with a fixed annual rate of 3.43%. These hedges have been designated as cash flow hedges and the critical terms of the cross-currency swap agreements correspond to the underlying hedged item. These swaps mature in July 2022, which is our best estimate of the repayment date of these intercompany loans. The amount and timing of the semi-

annual principle payments under the cross-currency swap also correspond with the terms of the intercompany loans. Gains and losses from these hedges offset the changes in the value of interest and principal payments as a result of changes in foreign exchange rates.

We formally assessed the hedging relationship at the inception of the hedge in order to determine whether the derivatives that are used in the hedging transactions are highly effective in offsetting cash flows of the hedged item and we will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis to measure effectiveness of our cross-currency swap agreement. The portion of the hedge that is ineffective will be recorded in earnings in other income (expense). We did not record any ineffectiveness during 2018.

The effective portion of the changes in the fair value of the swaps are deferred in other comprehensive loss and subsequently recognized in “other income (expense), net” in the unaudited condensed consolidated and combined statements of operations when the hedged item impacts earnings. Cash flows related to our cross currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was $12 million and $5 million at March 31, 2018 and December 31, 2017, respectively, and was recorded as other long-term liabilities on our unaudited condensed consolidated and combined balance sheets. We estimate the fair values of our cross currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the three months ended March 31, 2018, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a loss of approximately $7 million. As of March 31, 2018, accumulated comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risk associated with the risks of foreign currency exposure. At March 31, 2018 and December 31, 2017 we had approximately $101 million and $109 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax expense of $20 million and income tax benefit of $4 million for the three months ended March 31, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

For U.S. federal income tax purposes Huntsman will recognize a gain as a result of the internal restructuring and IPO to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses has increased. This basis step up gave rise to a deferred tax asset of $36 million that we recognized for the year ended December 31, 2017.

Pursuant to the Tax Matters Agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $34 million. We recognized a noncurrent liability for this amount at December 31, 2017. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

On December 22, 2017, the U.S. government enacted the Tax Act into law. The Tax Act made broad and complex changes to the U.S. tax code that will impact the Company, including but not limited to (1) a reduction of the U.S. federal corporate income tax rate from 35% to 21%, (2) immediate expensing of certain qualified property, (3) limitations on the deductibility of interest expense and (4) the creation of the base erosion anti-abuse tax, a new minimum tax.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For the year ended December 31, 2017 we recorded a provisional decrease to our net deferred tax assets of $3 million, with a corresponding net deferred tax expense of $3 million. While we were able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, return to accrual adjustments including completion of computations and analysis of 2017 expenditures that qualify for immediate expensing.

For the period ended March 31, 2018 we have not made any additional measurement-period adjustments related to deferred taxes during the quarter as we have not yet completed our accounting for the income tax effects of certain elements of the Tax Act. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may adjust the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made. We expect to complete our accounting within the prescribed measurement period.

Note 10. Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net loss attributable to Venator ordinary shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income (loss) available to Venator ordinary shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted earnings (loss) per share was based on the ordinary shares that were outstanding at the time of our IPO.

Basic and diluted earnings (loss) per share are determined using the following information:

	Three months ended March 31,
	2018	2017
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	$78	$(24)
Basic and diluted income from discontinued operations:
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	$—	$8
Basic and diluted net income (loss):
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$78	$(16)
Denominator:
Weighted average shares outstanding	106.4	106.3
Dilutive share-based awards	0.4	—
Total weighted average shares outstanding, including dilutive shares	106.8	106.3

For each of the three months ended March 31, 2018 and 2017, the number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was not significant.

Note 11. Commitments and Contingencies

Legal Proceedings

Antitrust Matters

In the past, we were named as a defendant in multiple civil antitrust suits alleging that we, our co-defendants and other alleged co-conspirators conspired to fix prices of TiO2 sold in the U.S. We settled litigation involving both direct purchasers of TiO2 and purchasers who opted out of the direct purchaser litigation for amounts immaterial to our unaudited condensed consolidated and combined financial statements.

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

Note 12. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2018 and 2017, our capital expenditures for EHS matters totaled $1 million and $3 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of March 31, 2018 and December 31, 2017, we had environmental reserves of $12 million, each. We may incur losses for environmental remediation.

Note 13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive income of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2018	$(6)	$(267)	$(5)	$(5)	$(283)	$—	$(283)
Other comprehensive income before reclassifications	57	—	—	(7)	50	—	50
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	3	—	—	3	—	3
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive income	57	3	—	(7)	53	—	53
Ending balance, March 31, 2018	$51	$(264)	$(5)	$(12)	$(230)	$—	$(230)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive income of unconsolidated affiliates	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2017	$(112)	$(306)	$(5)	$(423)	$—	$(423)
Adjustments due to discontinued operations	3	—	—	3	—	3
Tax expense	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications	1	—	—	1	—	1
Tax expense	1	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	4	—	4	—	4
Tax benefit	—	—	—	—	—	—
Net current-period other comprehensive income	5	4	—	9	—	9
Ending balance, March 31, 2017	$(107)	$(302)	$(5)	$(414)	$—	$(414)

(a)	Amounts are net of tax of nil as of March 31, 2018 and January 1, 2018, each.

(b)	Amounts are net of tax of $52 million as of March 31, 2018 and January 1, 2018, each.

(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.

(d)	Amounts include a tax benefit of $1 million and nil as of March 31, 2017 and January 1, 2017, respectively.

(e)	Amounts are net of tax of $56 million at March 31, 2017 and January 1, 2017, each.

	Three months ended March 31,		Affected line item in the statement
	2018	2017	where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$3	$4	(b)
Prior service credit	—	—	(b)
Total amortization	3	4	Total before tax
Income tax benefit	—	—	Income tax (expense) benefit
Total reclassifications for the period	$3	$4	Net of tax

(a)	Pension and other postretirement benefit amounts in parentheses indicate credits on our consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended March 31,
	2018	2017
Revenues:
Titanium Dioxide	$456	$385
Performance Additives	166	152
Total	$622	$537
Segment adjusted EBITDA(1)
Titanium Dioxide	$143	$48
Performance Additives	24	21
	167	69
Corporate and other	(10)	(20)
Total	$157	$49
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense	(13)	(14)
Interest income	3	2
Income tax (expense) benefit - continuing operations	(20)	4
Depreciation and amortization	(34)	(30)
Net income attributable to noncontrolling interests	2	3
Other adjustments:
Business acquisition and integration expenses	(2)	—
Separation expense, net	(1)	—
Net income of discontinued operations, net of tax	—	8
Amortization of pension and postretirement actuarial losses	(3)	(4)
Net plant incident costs	—	(5)
Restructuring, impairment and plant closing and transition costs	(9)	(26)
Net income (loss)	$80	$(13)

(1)
Adjusted EBITDA is defined as net income (loss) of Venator before interest, income tax from continuing operations, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments from net income (loss): (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations, net of tax; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident costs; and (f) restructuring, impairment, and plant closing and transition costs.

Note 15. Discontinued Operations

The Titanium Dioxide, Performance Additives and other businesses were included in Huntsman's financial results in different legal forms, including, but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities that were comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide, Performance Additives and other businesses are the primary beneficiaries. Because the historical unaudited condensed consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical condensed consolidated and combined financial information includes the results of operations of other Huntsman businesses that are not a part of our operations after the separation. The legal entity structure of Huntsman was reorganized during the second quarter of 2017 such that the other businesses would not be included in Venator’s legal entity structure and as such, the discontinued operations presented below reflect financial results of the other businesses through the date of such reorganization.

The following table summarizes the operations data for discontinued operations:

	Three months ended March 31,
	2018	2017
Revenues:
Trade sales, services and fees, net	$—	$15
Related party sales	—	17
Total revenues	—	32
Cost of goods sold	—	26
Operating expenses:
Selling, general and administrative (includes corporate allocations of nil and $2, respectively)	—	(7)
Restructuring, impairment and plant closing costs	—	1
Other income, net	—	1
Total operating expenses	—	(5)
Income from discontinued operations before tax	—	11
Income tax expense	—	(3)
Net income from discontinued operations	$—	$8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the related notes included in Item 1 hereto as well as the risk factors contained in “Part I. Item 1A. Risk Factors” of our 2017 Form 10-K.

Except when the context otherwise requires or where otherwise indicated, (1) all references to “Venator,” the “Company,” “we,” “us” and “our” refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to “Huntsman” refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, (3) all references to the “Titanium Dioxide” segment or business refer to the TiO2 business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the “Performance Additives” segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to “other businesses” refer to certain businesses that Huntsman retained in connection with the separation and that are reported as discontinued operations in our consolidated and combined financial statements, (6) all references to “Huntsman International” refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman and the entity through which Huntsman operates all of its businesses, (7) we refer to the internal reorganization prior to our initial public offering ("IPO"), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the financing arrangements and debt, comprising the senior secured term loan facility (the "Term Loan Facility"), the asset-based revolving facility (the "ABL Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities") and the 5.75% senior notes due 2025 (the "Senior Notes"), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the “separation” and (8) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

This MD&A contains forward-looking statements concerning trends or events potentially affecting our business or future performance, including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “aim,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target, “will” or “would” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements contained in this report. See “Note Regarding Forward-Looking Statements” and “Part II. Item 1A. Risk Factors.”

BASIS OF PRESENTATION

Prior to the separation, our operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives businesses are the primary beneficiaries. The unaudited condensed consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to us. The unaudited condensed consolidated and combined financial statements also include allocations of direct and indirect corporate expenses through the date of the separation, which are based upon an allocation method that in the opinion of management is reasonable. Because the historical unaudited condensed consolidated and combined financial information for the periods indicated reflect the combination of these legal entities under common control, the historical unaudited condensed consolidated and combined financial information includes the results of operations of other Huntsman businesses that are not a part of our operations after the separation. We report the results of those other businesses as discontinued operations. Please see “Part I. Item 1. Note 15. Discontinued Operations” of this report.

In addition, the unaudited condensed consolidated and combined financial statements have been prepared from Huntsman’s historical accounting records through the separation and are presented on a stand-alone basis as if our operations had been conducted separately from Huntsman; however, prior to the separation, we did not operate as a separate, stand-alone entity for the periods presented and, as such, the unaudited condensed consolidated and combined financial statements reflecting balances and activity prior to the separation, may not be indicative of the financial position, results of operations and cash flows had we been a stand-alone company.

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

RECENT DEVELOPMENTS

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand.

Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products as quickly as possible. The reconstruction process entails a series of mechanical construction phases with concurrent rolling commissioning. Subject to the pace of our progress during commissioning, we expect some of this specialty capacity to be producing finished product during the second half of this year and the remaining specialty capacity to be restored and producing finished product during 2019. Based on current market and economic conditions, associated costs and projected returns, we currently expect to rebuild the commodity portion of the facility, but do not expect it to be reintroduced into the market prior to 2020.

On April 13, we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. During the first quarter of 2018, we received €52 million, or $62 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

The fire at our Pori facility did not have a material impact on our 2018 first quarter or our 2017 year to date operating results, as losses incurred were offset by insurance proceeds. Prior to adjustment for insurance proceeds, we recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the year ended December 31, 2017. In addition, we recorded a loss of $27 million for cleanup and other non-capital reconstruction costs in cost of goods sold through March 31, 2018, of which $24 million was recorded during 2017.

During the first quarter of 2018, we recorded $46 million of income related to property damage and business interruption insurance recoveries in cost of goods sold in our consolidated and combined statements of operations to offset property damage and business interruption losses recorded during the period, while $189 million was recognized during the year ended December 31, 2017. We recorded $88 million and $68 million as deferred income in accrued liabilities as of March 31, 2018 and December 31, 2017, respectively, for insurance proceeds received for costs not yet incurred.

We continue to estimate that the total cost to rebuild and commission the Pori facility will exceed the total insurance proceeds received by $325 to $375 million. We expect to account for our uncovered costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs in excess of insurance proceeds are incurred. Based on current and anticipated market conditions, we currently expect our business interruption losses through 2019 to be fully offset by insurance proceeds. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Please see “Part II, Item 1A. Risk Factors-Risks Relating to our Business- Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition”.

RECENT TRENDS AND OUTLOOK

We expect the following factors to impact our operating results in the near term:

•	Favorable environment for TiO2 price increases in the second quarter of 2018.

•	Seasonal improvement in sales volumes in the second quarter of 2018 compared to the first quarter of 2018, albeit the impact of the Pori fire on our capacity will constrain our volumetric growth.

•	Manageable increases in raw material and energy costs in the near term.

•
We have received cash in advance to the full extent of our policy limits for insurance payments related to the Pori fire, including prepayments for business interruption losses and construction costs not yet incurred.

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

We continue to implement business improvements which we expect to be completed by the end of 2018 and continue to provide contributions to adjusted EBITDA. Of the $60 million we previously estimated for annualized savings, we have already realized approximately $31 million of savings through the first quarter of 2018 as a result of these programs, including approximately $8 million of savings realized in the first quarter of 2018. In addition to these savings, we achieved an incremental $2 million of EBITDA from increased volumes as part of the business improvement program. If successfully implemented, we expect the general cost reductions and optimization of our manufacturing network to result in additional contributions to our adjusted EBITDA of approximately $29 million per year by the first quarter of 2019, with additional projected contributions to adjusted EBITDA from volume growth.

In 2018, we expect to spend approximately $120 million on capital expenditures, excluding reconstruction of our Pori, Finland facility.

Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate. We expect our adjusted long-term effective tax rate will be approximately 15% to 20%. We believe the impact of the Tax Act on our adjusted long-term effective tax rate will not be material, given the low percentage of our global pre-tax income earned in the United States. We expect our cash tax rate will be between 10% to 15% .

RESULTS OF OPERATIONS

The following table sets forth our consolidated results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017	% Change
Revenues	$622	$537	16%
Cost of goods sold	454	465	(2)%
Operating expenses	51	60	(15)%
Restructuring, impairment and plant closing and transition costs	9	26	(65)%
Operating income (loss)	108	(14)	NM
Interest expense, net	(10)	(12)	17%
Other income	2	1	100%
Income (loss) from continuing operations before income taxes	100	(25)	NM
Income tax (expense) benefit	(20)	4	NM
Income (loss) from continuing operations	80	(21)	NM
Income from discontinued operations	—	8	(100)%
Net income (loss)	80	(13)	NM
Reconciliation of net income (loss) to adjusted EBITDA:
Interest expense, net	10	12	(17)%
Income tax expense (benefit) - continuing operations	20	(4)	NM
Depreciation and amortization	34	30	13%
Net income attributable to noncontrolling interests	(2)	(3)	33%
Other adjustments:
Business acquisition and integration expenses	2	—
Separation expense, net	1	—
Net income of discontinued operations, net of tax	—	(8)
Certain legal settlements and related expenses	—	—
Amortization of pension and postretirement actuarial losses	3	4
Net plant incident (credits) costs	—	5
Restructuring, impairment and plant closing and transition costs	9	26
Adjusted EBITDA(1)	$157	$49

Net cash provided by operating activities from continuing operations	51	21	143%
Net cash used in investing activities from continuing operations	(67)	(58)	16%
Net cash (used in) provided by financing activities	(8)	41	NM
Capital expenditures	(73)	(19)	284%

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
(Dollars in millions)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)			$80			$(13)
Net income attributable to noncontrolling interests			(2)			(3)
Other adjustments:
Business acquisition and integration expenses	2	(1)	1	—	—	—
Separation expense, net	1	—	1	—	—	—
Net income of discontinued operations	—	—	—	(8)		(8)
Amortization of pension and postretirement actuarial losses	3	—	3	4	—	4
Net plant incident costs	—	—	—	5	(1)	4
Restructuring, impairment and plant closing and transition costs	9	(1)	8	26	(1)	25
Adjusted net income (loss)(2)			$91			$9

Weighted-average shares-basic			106.4			106.3
Weighted-average shares-diluted			106.8			106.3

Net income (loss) attributable to Venator Materials PLC ordinary shareholders:
Basic			0.73			(0.15)
Diluted			0.73			(0.15)

Other non-GAAP measures:
Adjusted net income (loss) per share(2):
Basic			0.86			0.08
Diluted			0.85			0.08

NM—Not meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income (loss) before interest, income tax from continuing operations, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations, net of tax; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident costs; and (f) restructuring, impairment and plant closing and transition costs. We believe that net income (loss) is the performance measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) that is most directly comparable to adjusted EBITDA.

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

(2)
Adjusted net income (loss) is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident costs; (f) restructuring, impairment and plant closing and transition costs. Basic adjusted net income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Adjusted diluted net income (loss) per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted adjusted net income (loss) per share was based on the ordinary shares that were outstanding at the time of our IPO. Adjusted net income (loss) and adjusted net income (loss) per share amounts are presented solely as supplemental information.

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018, net income was $80 million on revenues of $622 million, compared with a net loss of $13 million on revenues of $537 million for the same period in 2017. The increase of $93 million in net income was the result of the following items:

•
Revenues for the three months ended March 31, 2018 increased by $85 million, or 16%, as compared with the same period in 2017. The increase was due to a $71 million increase in revenue in our Titanium Dioxide segment primarily related to increases in average selling prices, and an $14 million increase in revenue in our Performance Additives segment due to increases in selling prices. See “—Segment Analysis” below.

•
Our operating expenses for the three months ended March 31, 2018 decreased by $9 million, or 15%, as compared with the same period in 2017, primarily related to savings from our business improvement program.

•
Restructuring, impairment and plant closing and transition costs for the three months ended March 31, 2018 decreased to $9 million from $26 million for the same period in 2017. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

•
Our income tax expense for the three months ended March 31, 2018 increased to $20 million from a $4 million income tax benefit for the same period in 2017. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated and combined financial statements.

Segment Analysis

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended		Percent Change Favorable (Unfavorable)
	March 31,
(Dollars in millions)	2018	2017
Revenues
Titanium Dioxide	$456	$385	18%
Performance Additives	166	152	9%
Total	$622	$537	16%
Segment adjusted EBITDA
Titanium Dioxide	$143	$48	198%
Performance Additives	24	21	14%
	167	69	142%
Corporate and other	(10)	(20)	50%
Total	$157	$49	220%

	Three Months Ended March 31, 2018 vs. 2017
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	23%	10%	—%	(15)%
Performance Additives	7%	6%	(3)%	(1)%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The $71 million, or 18%, increase in revenues in our Titanium Dioxide segment for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a 23% increase in average selling prices, a 10% improvement driven by the favorable impact of foreign exchange rates, primarily against the Euro, partially offset by a 15% decrease in sales volumes. The increase in selling prices reflects continued improvement in business conditions for TiO2, allowing for an increase in prices globally. Sales volumes decreased primarily as a result of the fire at our Pori, Finland manufacturing facility and as a result of plant closures as part of our restructuring programs. Excluding the impact of the fire at our Pori plant and the impact of plants closed as part of our restructuring programs, sales volumes increased by 2%.

Segment adjusted EBITDA of our Titanium Dioxide segment increased by $95 million for the three months ended March 31, 2018 compared to the same period in 2017. This improvement was primarily a result of higher revenues, $7 million from the sale of carbon credits and $8 million of EBITDA benefit from our Business Improvement Program, partially offset by increases in raw material and other direct costs.
.
Performance Additives

The increase in revenues in our Performance Additives segment of $14 million, or 9%, for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a 7% increase in average selling prices, a 6% improvement driven by the favorable impact of foreign exchange rates, partially offset by a 1% decrease in volumes and a 3% decrease due to less favorable mix and other. The improvement in selling prices was primarily in certain color pigment and functional additives product lines, where we raised prices to offset increases in raw material costs.

Segment adjusted EBITDA in our Performance Additives segment increased by $3 million, or 14%, compared to the same period in 2017, due to the increase in revenue and a $2 million increase due to savings from our Business Improvement Program, partially offset by increases in raw material costs.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $10 million lower than the same period in the prior year as our costs to operate as a standalone company are lower than those costs historically allocated to us from Huntsman.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the separation, our primary source of liquidity and capital resources had been cash flows from operations, our participation in a cash pooling program with Huntsman and debt incurred by Huntsman. Following the separation, we have not received any funding through the Huntsman cash pooling program. We had cash and cash equivalents of $223 million and $238 million as of March 31, 2018 and December 31, 2017, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures will be met by available cash generated from operations and borrowings under the ABL Facility.

On August 8, 2017, in connection with our IPO and the separation, we entered into new financing arrangements and incurred new debt, including $375 million of Senior Notes issued by our subsidiaries Venator Finance S.a.r.l. and Venator Materials LLC (the "Issuers"), and borrowings of $375 million under the term loan facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million. Substantially all Huntsman receivables or payables were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the Tax Matters Agreement entered into at the time of the separation which has been presented as “Noncurrent payable to affiliate” within the unaudited condensed consolidated and combined balance sheet.

In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. Assuming all proposed borrowers currently participate in the facility, the borrowing base calculation as of March 31, 2018 is in excess of $276 million, of which $263 million was available to borrowers. To participate in the facility, each borrower is required to deliver certain documentation and security agreements to the satisfaction of the administrative agent, which was achieved in January 2018.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•
Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $56 million for the three months ended March 31, 2018 as reflected in our unaudited condensed consolidated and combined statements of cash flows. We expect volatility in our working capital components to continue due to seasonal changes in working capital throughout the year.

•
During 2018, we expect to spend approximately $120 million on capital expenditures, excluding spending on the restoration of our Pori facility, approximately $20 million of which has been spent as of March 31, 2018. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; and certain cost reduction projects. We expect to fund this spending with cash provided by operations.

•
During the three months ended March 31, 2018, we made contributions to our pension and postretirement benefit plans of $7 million. During the remainder of 2018, we expect to contribute an additional amount of approximately $21 million to these plans.

•
We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2018, we had $31 million of accrued restructuring costs of which $20 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $34 million, including $12 million for non-cash charges, and pay approximately $30 million through the remainder of 2018. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

Further, although the business improvement program is expected to be completed by the end of 2018, we expect to incur additional restructuring charges well beyond the end of 2018. We expect the business improvement program to provide additional contributions to adjusted EBITDA in 2018.

•
On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand.

Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products as quickly as possible. The reconstruction process entails a series of mechanical construction phases with concurrent rolling commissioning. Subject to the pace of our progress during commissioning, we expect some of this specialty capacity to be producing finished product during the second half of this year and the remaining specialty capacity to be restored and producing finished product during 2019. Based on current market and economic conditions, associated costs and projected returns, we currently expect to rebuild the commodity portion of the facility, but do not expect it to be reintroduced into the market prior to 2020.

We continue to estimate that the total cost to rebuild and commission the Pori facility will exceed the total insurance proceeds received by $325 to $375 million. . We expect to account for our uncovered costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs in excess of insurance proceeds are incurred. Based on current and anticipated market conditions, we currently expect our business interruption losses through 2019 to be fully offset by insurance proceeds. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Please see “Part II, Item 1A. Risk Factors-Risks Relating to our Business- Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.”

•	We have $750 million in aggregate principal outstanding under $375 million, 5.75% of Senior Notes due 2025 and a $375 million Term Loan Facility. See further discussion under "Financing Arrangements."

•
Following the separation and our IPO, we can no longer rely on Huntsman’s earnings, assets, cash flow or credit and we are responsible for obtaining and maintaining sufficient working capital and servicing our debt. See “Part I. Item 1A. Risk Factors—Risks Related to Our Relationship with Huntsman—If we are unable to generate sufficient cash flow from our operations, our business, financial condition and results of operations may be materially and adversely affected” in our Annual Report on form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 (our "Form 10-K").

As of March 31, 2018 and December 31, 2017, we had $9 million and $14 million, respectively, classified as current portion of debt.

As of March 31, 2018 and December 31, 2017, we had approximately $24 million and $31 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of March 31, 2018, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.

Cash Flows for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net cash provided by operating activities from continuing operations was $51 million for the three months ended March 31, 2018 while net cash provided by operating activities from continuing operations was $21 million for the three months ended March 31, 2017. The increase in net cash provided by operating activities from continuing operations for the three months ended March 31, 2018 compared with the same period in 2017 was primarily attributable to the $93 million increase in net income as described in “—Results of Operations” above and insurance proceeds for business interruption received in 2017 of $62 million, offset by a $93 million unfavorable variance in operating assets and liabilities for 2018 as compared with 2017.

Net cash used in investing activities from continuing operations was $67 million for the three months ended March 31, 2018, compared to net cash used in investing activities from continuing operations of $58 million for the three months ended March 31, 2017. The increase in net cash used in investing activities from continuing operations for the three months ended March 31, 2018 compared with the same period in 2017 was primarily attributable to a decrease in insurance proceeds received for recovery of property damage of $54 million and an increase in capital expenditures of $54 million compared to the prior year period partially offset by a decrease in net repayments to affiliates of $90 million and an increase in net cash received from unconsolidated affiliates.

Net cash used in financing activities from continuing operations was $8 million for the three months ended March 31, 2018, compared to net cash provided by financing activities from continuing operations of $41 million for the three months ended March 31, 2017. The increase in net cash used in financing activities from continuing operations for the three months ended March 31, 2018 compared with the same period in 2017 was primarily attributable to a decrease in proceeds from affiliate accounts payable of $45 million from 2017 to 2018.

Changes in Financial Condition

The following information summarizes our working capital as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,	Increase	Percent
(Dollars in millions)	2018	2017	(Decrease)	Change
Cash and cash equivalents	$223	$238	$(15)	(6)%
Accounts receivable, net	438	380	58	15%
Accounts receivable from affiliates	14	12	2	17%
Inventories	482	454	28	6%
Prepaid expenses	15	19	(4)	(21)%
Other current assets	78	66	12	18%
Total current assets from continuing operations	1,250	1,169	81	7%
Accounts payable	386	385	1	—%
Accounts payable to affiliates	16	16	—	—%
Accrued liabilities	269	244	25	10%
Current portion of debt	9	14	(5)	(36)%
Total current liabilities from continuing operations	680	659	21	3%
Working capital	$570	$510	$60	12%

Our working capital increased by $60 million as a result of the net impact of the following significant changes:

•
Cash and cash equivalents decreased by $15 million primarily due to inflows of $51 million from operating activities of continuing operations offset by $67 million of cash outflows from investing activities of continuing operations and $8 million from financing activities of continuing operations.

•	Accounts receivable increased by $58 million primarily due to higher revenues in the three months ended March 31, 2018 compared to the three months ended December 31, 2017.

•
Accrued liabilities increased by $25 million primarily due to deferred income recorded in connection with the partial progress payment received from our insurer related to the fire at our Pori, Finland manufacturing facility.

•
Accounts receivable from and accounts payable to affiliates represent financing arrangements with affiliates of Huntsman. For further information, see “Note 7. Debt—Cash Pooling Program” of the notes to unaudited condensed consolidated and combined financial statements.

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

The Term Loan Facility will amortize in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility, payable quarterly commenced in the fourth quarter of 2017.

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

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING AND TRANSITION COSTS

For a discussion of our restructuring plans and the costs involved, see “Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs” of the notes to unaudited condensed consolidated and combined financial statements.

LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 11. Commitments and Contingencies—Legal Matters” of the notes to unaudited condensed consolidated and combined financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

As noted in the 2017 Form 10-K, specifically within “Part I. Item 1. Business—Environmental, Health and Safety Matters” and “Part I. Item 1A. Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer‑term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see “Note 12. Environmental, Health and Safety Matters” of the notes to unaudited condensed consolidated and combined financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” of the notes to unaudited condensed consolidated and combined financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated and combined financial statements. There have been no changes to our accounting policies or estimates other than changes to our revenue recognition policy as a result of the adoption of ASC 606, Revenue from Contracts with Customers as detailed below.

See the Company’s critical accounting policies in “Part 2. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2017 Form 10-K.

Revenue Recognition

Venator generates substantially all of its revenues through sales of inventory in the open market and via long-term supply agreements. Revenue is recognized when the performance obligations under the terms of our contracts are satisfied. Generally, this occurs at the time of shipping at which point the control of the goods transfers to the customer, there is a present right to payment and legal title, and the risks and rewards of ownership have transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferred goods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The carrying value of our floating rate debt is approximately $366 million at March 31, 2018. A hypothetical 1% increase in interest rates on our floating rate debt as of March 31, 2018 would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange risk. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At March 31, 2018 and December 31, 2017 we had approximately $101 million and $109 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

During 2018, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a loss of approximately $7 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of March 31, 2018 and December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by rule 13-a 15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2018, there have been no material developments with respect to material legal proceedings referenced in“Part I. Item 3. Legal Proceedings” of our 2017 Form 10-K.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in “Part I. Item 1A. Risk Factors” of our 2017 Form 10-K. In addition, the following risk factor included substantive changes from those disclosed in our 2017 Form 10-K:

Risks Related to Our Business

Disruptions in production at our manufacturing facilities, including our Pori facility, may have a material adverse impact on our business, results of operations and/or financial condition.

Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds, outages and other disruptions. Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may require a significant amount of time to increase production or qualify with our customers, any of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Any such production disruption could have a material impact on our operations, operating results and financial condition. For example, on January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products, and we intend to restore manufacturing of the balance of these more profitable specialty products as quickly as possible. The reconstruction process entails a series of mechanical construction phases with commissioning on a rolling basis thereafter. Subject to the pace of our progress during commissioning, we expect some of this capacity related to our specialty products to be producing finished product during the second half of this year and the remaining capacity related to our specialty products to be restored and producing finished product during 2019. Based on current market and economic conditions, associated costs and projected returns, we intend to rebuild the commodity production capacity of the facility, but do not currently expect it produce product prior to 2020.

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

The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. On April 13, we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euros in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. During the first quarter of 2018, we received €52 million, or $62 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017. We continue to estimate that the total cost to rebuild and commission the Pori facility (including the commodity portion) will exceed the total insurance proceeds received by $325 to $375 million. We expect to account for our uncovered costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs in excess of insurance proceeds received are incurred. Based on current and anticipated market conditions, we currently expect our business interruption losses through 2019 will be fully offset by the insurance proceeds we have received to date. However, these are preliminary estimates based on a number of significant assumptions, and as a result uninsured costs could exceed current estimates. Factors that could materially impact our current estimates include our actual future TiO2 profitability and related impact on our business interruption losses; the accuracy of our current property damage estimates; the actual costs and timing of our reconstruction efforts; market and other factors impacting our reconstruction of the commoditized portion of the facility; our ability to secure government subsidies related to our reconstruction efforts; and a number of other significant market and facility-related assumptions. Additionally, our premiums and deductibles may increase substantially as a result of the fire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of equity-based awards granted under our share incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2018.

	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January	—	$—	—	$—
February	73,426	21.37	—	—
March	—	—	—	—
Total	73,426	$21.37	—	$—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "+" indicates a management contract or compensatory plan.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	Exhibit	Filing Date
10.1	Form of Restricted Stock Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan	10-Q	10.21	February 23, 2017
10.2	Form of non-qualified Stock Option Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan	10-Q	10.22	February 23, 2017
10.3*	Venator Outside Directors Elective Deferral Plan
10.4*	Venator Executive Elective Deferral Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENATOR MATERIALS PLC (Registrant)

Date: May 1, 2018	By:	/s/ Kurt Ogden
Kurt Ogden
Senior Vice President and Chief Financial Officer

Date: May 1, 2018	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller