Form 10-Q
period 2018-06-30
Venator Materials PLC
filed 2018-07-31
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38176
_________________________________

Venator Materials PLC
(Exact name of registrant as specified in its charter)
_________________________________

England and Wales	98-1373159
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
_________________________________

As of July 20, 2018, the registrant had outstanding 106,401,124 ordinary shares, $0.001 par value per share.

VENATOR MATERIALS PLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2018

Venator Materials PLC and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10‑Q for the three months ended June 30, 2018 (“Quarterly Report”) are the property of Venator Materials PLC or our subsidiaries.

Except when the context otherwise requires or where otherwise indicated, (1) all references to “Venator,” the “Company,” “we,” “us” and “our” refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to “Huntsman” refer to Huntsman Corporation, our controlling shareholder, and its subsidiaries, (3) all references to the “Titanium Dioxide” segment or business refer to the titanium dioxide ("TiO2”) business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the “Performance Additives” segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to “other businesses” refer to certain businesses that Huntsman retained in connection with the separation and that are reported as discontinued operations in our consolidated and combined financial statements, (6) all references to “Huntsman International” refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman and the entity through which Huntsman operates all of its businesses, (7) we refer to the internal reorganization prior to our initial public offering ("IPO"), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the financing arrangements and debt, comprising the senior secured term loan facility (the "Term Loan Facility"), the asset-based revolving facility (the "ABL Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities") and the 5.75% senior notes due 2025 (the "Senior Notes"), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the “separation” and (8) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, construction cost estimates, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety (“EHS”) matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” "expects,” “may,” “will,” “should,” “anticipates,” “estimates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•	volatile global economic conditions;

•	cyclical and volatile TiO2 products markets;

•	highly competitive industries and the need to innovate and develop new products;

•
increased manufacturing regulations for some of our products, including the outcome of the pending potential classification of TiO2 as a carcinogen in the European Union (“EU”) or any increased regulatory scrutiny;

•	disruptions in production at our manufacturing facilities, including at our TiO2 manufacturing facility in Pori, Finland;

•	fluctuations in currency exchange rates and tax rates;

•	price volatility or interruptions in supply of raw materials and energy;

•	changes to laws, regulations or the interpretation thereof;

•	significant investments associated with efforts to transform our business;

•	differences in views with our joint venture participants;

•	high levels of indebtedness;

•	EHS laws and regulations;

•	our ability to obtain future capital on favorable terms;

•	seasonal sales patterns in our product markets;

•	legal claims against us, including antitrust claims;

•	our ability to adequately protect our critical information technology systems;

•	economic conditions and regulatory changes following the likely exit of the United Kingdom (the “U.K.”) from the EU;

•	failure to maintain effective internal controls over financial reporting and disclosure;

•	our indemnification of Huntsman and other commitments and contingencies;

•	financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners;

•	failure to enforce our intellectual property rights;

•	our ability to effectively manage our labor force;

•	conflicts, military actions, terrorist attacks and general instability; and

•	our ability to realize the expected benefits of our separation from Huntsman.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks disclosed in “Part II. Item 1A. Risk Factors.”

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except par value)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$354	$238
Accounts receivable (net of allowance for doubtful accounts of $4 and $5, respectively)(a)	435	380
Accounts receivable from affiliates	4	12
Inventories(a)	491	454
Prepaid expenses	10	19
Other current assets	77	66
Total current assets	1,371	1,169
Property, plant and equipment, net(a)	1,316	1,367
Intangible assets, net(a)	18	20
Investment in unconsolidated affiliates	82	86
Deferred income taxes	137	167
Other noncurrent assets	37	38
Total assets	$2,961	$2,847
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$378	$385
Accounts payable to affiliates	14	16
Accrued liabilities(a)	191	244
Current portion of debt(a)	7	14
Total current liabilities	590	659
Long-term debt	741	743
Deferred income taxes	2	—
Other noncurrent liabilities	260	306
Noncurrent payable to affiliates	34	34
Total liabilities	1,627	1,742
Commitments and contingencies (Notes 11 and 12)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, 106 issued and outstanding, each	—	—
Additional paid-in capital	1,313	1,311
Retained earnings	341	67
Accumulated other comprehensive loss	(329)	(283)
Total Venator Materials PLC shareholders' equity	1,325	1,095
Noncontrolling interest in subsidiaries	9	10
Total equity	1,334	1,105
Total liabilities and equity	$2,961	$2,847

(a)
At June 30, 2018 and December 31, 2017, $6 and $5 of cash and cash equivalents; $7 each of accounts receivable, net; $1 and $2 of inventories; $5 each of property, plant and equipment, net; $16 and $17 of intangible assets, net; $1 each of accounts payable; $3 and $4 of accrued liabilities; and $2 each of current portion of debt, respectively, from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Trade sales, services and fees, net	$626	$562	$1,248	$1,099
Cost of goods sold	193	480	647	945
Operating expenses:
Selling, general and administrative (includes corporate allocations from Huntsman Corporation of nil, $28, nil and $52, respectively)	56	57	110	107
Restructuring, impairment, and plant closing and transition costs	136	7	145	33
Other income, net	(10)	(40)	(13)	(30)
Total operating expenses	182	24	242	110
Operating income	251	58	359	44
Interest expense	(14)	(10)	(27)	(24)
Interest income	4	1	7	3
Other income	2	1	4	2
Income from continuing operations before income taxes	243	50	343	25
Income tax expense	(45)	(16)	(65)	(12)
Income from continuing operations	198	34	278	13
Income from discontinued operations, net of tax	—	—	—	8
Net income	198	34	278	21
Net income attributable to noncontrolling interests	(2)	(3)	(4)	(6)
Net income attributable to Venator	$196	$31	$274	$15

Basic earnings per share:
Income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$1.84	$0.29	$2.58	$0.06
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	—	—	0.08
Net income attributable to Venator Materials PLC ordinary shareholders	$1.84	$0.29	$2.58	$0.14

Diluted earnings per share:
Income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$1.84	$0.29	$2.57	$0.06
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	—	—	0.08
Net income attributable to Venator Materials PLC ordinary shareholders	$1.84	$0.29	$2.57	$0.14

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$198	$34	$278	$21
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(115)	74	(58)	79
Pension and other postretirement benefits adjustments	4	24	7	28
Hedging instruments	12	—	5	—
Total other comprehensive (loss) income, net of tax	(99)	98	(46)	107
Comprehensive income	99	132	232	128
Comprehensive income attributable to noncontrolling interest	(2)	(3)	(4)	(6)
Comprehensive income attributable to Venator	$97	$129	$228	$122

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
(Dollars in millions)	Parent's Net Investment and Advances	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$—	$—	$1,311	$67	$(283)	$10	$1,105
Net income	—	—	—	274	—	4	278
Net changes in other comprehensive loss	—	—	—	—	(46)	—	(46)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5)	(5)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, June 30, 2018	$—	$—	$1,313	$341	$(329)	$9	$1,334

	Total Venator Materials PLC Equity
(Dollars in millions)	Parent's Net Investment and Advances	Ordinary Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$588	$—	$—	$—	$(423)	$12	$177
Net income	15	—	—	—	—	6	21
Net changes in other comprehensive income	—	—	—	—	107	—	107
Dividends paid to noncontrolling interests	—	—	—	—	—	(6)	(6)
Net changes in parent’s net investment and advances	807	—	—	—	—	(1)	806
Balance, June 30, 2017	$1,410	$—	$—	$—	$(316)	$11	$1,105

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in millions)	2018	2017
Operating Activities:
Net income	$278	$21
Income from discontinued operations, net of tax	—	(8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	59
Deferred income taxes	28	1
Noncash restructuring and impairment charges	133	6
Insurance proceeds for business interruption, net of gain on recovery	—	28
Noncash interest expense	1	20
Noncash (loss) gain on foreign currency transactions	(3)	6
Other, net	4	4
Changes in operating assets and liabilities:
Accounts receivable	(56)	(156)
Inventories	(46)	12
Prepaid expenses	9	2
Other current assets	(14)	(4)
Other noncurrent assets	(1)	2
Accounts payable	(17)	(7)
Accrued liabilities	(59)	—
Other noncurrent liabilities	(21)	(16)
Net cash provided by (used in) operating activities from continuing operations	305	(30)
Net cash provided by operating activities from discontinued operations	—	1
Net cash provided by (used in) operating activities	305	(29)
Investing Activities:
Capital expenditures	(167)	(40)
Insurance proceeds for recovery of property damage	—	50
Net advances to affiliates	—	91
Repayment of government grant	—	(5)
Cash received from unconsolidated affiliates	14	27
Investment in unconsolidated affiliates	(9)	(19)
Net cash (used in) provided by investing activities from continuing operations	(162)	104
Net cash used in investing activities from discontinued operations	—	(1)
Net cash (used in) provided by investing activities	(162)	103
Financing Activities:
Repayment of third-party debt	(9)	(5)
Net repayments on affiliate accounts payable	—	(60)
Dividends paid to noncontrolling interests	(5)	(6)
Net cash used in financing activities	(14)	(71)
Effect of exchange rate changes on cash	(13)	1
Net change in cash and cash equivalents, including discontinued operations	116	4
Cash and cash equivalents at beginning of period, including discontinued operations	238	30
Cash and cash equivalents at end of period, including discontinued operations	$354	$34
Supplemental cash flow information:
Cash paid for interest	25	$2
Cash paid for income taxes	20	4
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of June 30, 2018 and 2017, respectively	49	$9
Settlement of long-term notes payable/notes receivable with affiliates	—	792

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

Description of Business

Venator operates in two segments: Titanium Dioxide and Performance Additives. The Titanium Dioxide segment manufactures and sells primarily TiO2, and operates eight TiO2 manufacturing facilities across the globe, predominantly in Europe. The Performance Additives segment manufactures and sells functional additives, color pigments, timber treatment and water treatment chemicals. This segment operates 17 color pigments, functional additives, water treatment and timber treatment manufacturing and processing facilities in Europe, North America, Asia and Australia.

In conjunction with our IPO completed on August 8, 2017, we entered into a separation agreement to effect the separation of the Titanium Dioxide and Performance Additives businesses from Huntsman. This arrangement is referred to herein as the "separation."

Recent Developments

Potential Ashtabula Complex Acquisition

On July 16, 2018, we announced that we reached an agreement with Tronox Limited (“Tronox”) to purchase the European paper laminates business (the “8120 Grade”) from Tronox upon the closing of their proposed merger with The National Titanium Dioxide Company Limited ("Cristal"). In connection with the acquisition, Tronox would supply the 8120 Grade to us under a Transitional Supply Agreement until the transfer of the manufacturing of the 8120 Grade to our Greatham, U.K. facility has been completed.

Additionally, we announced that we entered into an agreement with Tronox providing, among other things, that the parties will engage in exclusive negotiations until September 29, 2018 and use our respective best efforts to achieve a definitive agreement for the purchase by us of the Ashtabula, Ohio complex currently owned by Cristal if a divestiture of the Ashtabula complex is required for Tronox to obtain approval for its proposed merger with Cristal.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively.

On April 13, 2018 we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. For the six months ended June 30, 2018, we received €243 million, or $298 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

During the second quarter of 2018, in conjunction with the receipt of the final payment from our insurers, we recorded $325 million of income in cost of goods sold in our consolidated statement of operations, which related to the losses incurred to date and yet to be incurred. We recorded $371 million of income related to property damage and business interruption insurance recoveries for the six months ended June 30, 2018 while $84 million was recognized for the six months ended June 30, 2017. Nil and $68 million was reported in accrued liabilities as of June 30, 2018 and December 31, 2017, respectively.

We recorded a loss of $5 million and $17 million for cleanup and other non-capital reconstruction costs in cost of goods sold for the six months ended June 30, 2018 and 2017, respectively. We recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the six months ended June 30, 2017.

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

Prior to the separation, Huntsman's executive, information technology, EHS and certain other corporate departments performed certain administrative and other services for Venator. Additionally, Huntsman performed certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator were determined based on specific services provided or are allocated based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of nil and $28 million for the three months ended June 30, 2018 and 2017, respectively, and nil and $52 million for the six months ended June 30, 2018 and 2017, respectively.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. We adopted the amendments of this ASU effective January 1, 2018, which impacted the presentation of our financial statements. Our historical presentation of service cost components was consistent with the amendments in this ASU. The other components of net periodic pension and postretirement benefit costs are presented within other nonoperating income, whereas we historically presented these within cost of goods sold and selling, general and administrative expenses. As a result of the retrospective adoption of this ASU, for the three and six months ending June 30, 2017, cost of goods sold increased by $1 million and $3 million, respectively, selling, general and administrative expenses decreased by nil and $1 million, respectively, and other income increased by $1 million and $2 million, respectively, within our unaudited condensed consolidated and combined statements of operations.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have not completed our assessment, but we do not anticipate this will have a material impact on our unaudited consolidated and combined statement of comprehensive income.

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

The following table disaggregates our revenue by major geographical region for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
North America	$80	$78	$158	$151	$155	$306
Europe	229	59	288	470	117	587
Asia	96	30	126	192	57	249
Other	50	4	54	98	8	106
Total Revenues	$455	$171	$626	$911	$337	$1,248

The following table disaggregates our revenue by major product line for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$455	$—	$455	$911	$—	$911
Color Pigments	—	84	84	—	166	166
Functional Additives	—	39	39	—	80	80
Timber Treatment	—	41	41	—	78	78
Water Treatment	—	7	7	—	13	13
Total Revenues	$455	$171	$626	$911	$337	$1,248

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

Note 4. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$159	$149
Work in process	58	46
Finished goods	274	259
Total	$491	$454

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

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at June 30, 2018, the joint ventures’ assets, liabilities and results of operations are included in Venator’s condensed consolidated and combined financial statements.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$35	$32	$66	$66
Income from continuing operations before income taxes	5	5	9	12
Net cash provided by operating activities	3	7	12	14

Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency. As of June 30, 2018 and December 31, 2017, accrued restructuring and plant closing and transition costs by type of cost and initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2017	$34	$—	$34
2018 charges for 2017 and prior initiatives	3	8	11
2018 charges for 2018 initiatives	1	—	1
2018 payments for 2017 and prior initiatives	(10)	(8)	(18)
2018 payments for 2018 initiatives	—	—	—
Foreign currency effect on liability balance	(1)	—	(1)
Accrued liabilities as of June 30, 2018	$27	$—	$27

(1)	The total workforce reduction reserves of $27 million relate to the termination of 174 positions, of which zero positions had been terminated as of June 30, 2018.

(2)	Accrued liabilities remaining at June 30, 2018 and December 31, 2017 by year of initiatives were as follows:

	June 30, 2018	December 31, 2017
2016 initiatives and prior	$7	$9
2017 initiatives	19	25
2018 initiatives	1	—
Total	$27	$34

Details with respect to our reserves for restructuring and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2017	$30	$4	$34
2018 charges for 2017 and prior initiatives	11	—	11
2018 charges for 2018 initiatives	—	1	1
2018 payments for 2017 and prior initiatives	(15)	(3)	(18)
2018 payments for 2018 initiatives	—	—	—
Foreign currency effect on liability balance	(1)	—	(1)
Accrued liabilities as of June 30, 2018	$25	$2	$27
Current portion of restructuring reserves	17	2	19
Long-term portion of restructuring reserve	8	—	8

Details with respect to cash and noncash restructuring charges and impairment of assets for the three and six months ended June 30, 2018 and 2017 by initiative are provided below:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Cash charges	$6	$12
Accelerated depreciation	129	132
Other noncash charges	1	1
Total 2018 Restructuring, Impairment and Plant Closing and Transition Costs	$136	$145

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Cash charges	$4	$27
Impairment of assets	3	3
Other noncash charges	—	3
Total 2017 Restructuring, Impairment and Plant Closing and Transition Costs	$7	$33

Restructuring Activities

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of nil for the three and six months ended June 30, 2018, each.

In July 2016, we announced plans to close our Umbogintwini, South Africa TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of approximately $1 million and $2 million for the three and six months ended June 30, 2018, respectively. We expect to incur additional charges of approximately $12 million through the end of 2022.

In March 2017, we announced a plan to close the white end finishing and packaging operation of our TiO2 manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $4 million and $9 million for the three and six months ended June 30, 2018, respectively. We expect to incur additional charges of approximately $44 million through the end of 2022.

In September 2017, we announced a plan to close our St. Louis and Easton manufacturing facilities. As part of the program, we recorded restructuring expense of approximately $5 million and $8 million related to accelerated depreciation for the three and six months ended June 30, 2018, respectively. We expect to incur $7 million of accelerated depreciation through the end of 2018.

In May 2018, we implemented a plan to close portions of our Color Pigments manufacturing facility in Augusta, Georgia. As part of the program, we recorded restructuring expense of $127 million for the three and six months ended June 30, 2018, each, of which $125 million related to accelerated depreciation, $1 million related to other noncash charges and $1 million related to cash charges. We expect to incur additional charges of approximately $2 million through the end of 2019.

Note 7. Debt

Outstanding debt, net of debt issuance costs of $12 million, consisted of the following:

	June 30, 2018	December 31, 2017
Senior Notes	$370	$370
Term Loan Facility	366	367
Other	12	20
Total debt	748	757
Less: short-term debt and current portion of long-term debt	7	14
Total long-term debt	$741	$743

The estimated fair value of the Senior Notes was $359 million and $396 million as of June 30, 2018 and December 31, 2017, respectively. The estimated fair value of the Term Loan Facility was $375 million and $378 million as of June 30, 2018 and December 31, 2017, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The weighted average interest rate on our outstanding balances under the Senior Notes and Term Loan Facility as of June 30, 2018 and December 31, 2017 was approximately 5% each.

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

A/R Programs

Certain of our entities participated in the accounts receivable securitization programs ("A/R Programs") sponsored by Huntsman International. Under the A/R Programs, such entities sold certain of their trade receivables to Huntsman International. Huntsman International granted an undivided interest in these receivables to a special purpose entity, which served as security for the issuance of debt of Huntsman International. On April 21, 2017, Huntsman International amended its accounts receivable securitization facilities, which, among other things, removed existing receivables sold into the program by Venator and at which time we discontinued our participation in the A/R Programs.

The entities’ allocated losses on the A/R Programs for the three and six months ended June 30, 2017 was nil and $1 million, respectively. The allocation of losses on sale of accounts receivable is based upon the pro-rata portion of total receivables sold into the securitization program as well as other program and interest expenses associated with the A/R Programs.

Note 8. Derivative Instruments and Hedging Activities

To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of certain foreign currency transactions. We do not use derivative financial instruments for trading or speculative purposes.

In December 2017, we entered into three cross-currency swap agreements to convert a portion of our intercompany fixed-rate, U.S. dollar denominated notes, including the semi-annual interest payments and the payment of remaining principal at maturity, to a fixed-rate, Euro denominated debt. The economic effect of the swap agreement was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the notes by fixing the principle amount at €169 million with a fixed annual rate of 3.43%. These hedges have been designated as cash flow hedges and the critical terms of the cross-currency swap agreements correspond to the underlying hedged item. These swaps mature in July 2022, which is our best estimate of the repayment date of these intercompany loans. The amount and timing of the semi-annual principle payments under the cross-currency swap also correspond with the terms of the intercompany loans. Gains and losses from these hedges offset the changes in the value of interest and principal payments as a result of changes in foreign exchange rates.

We formally assessed the hedging relationship at the inception of the hedge in order to determine whether the derivatives that are used in the hedging transactions are highly effective in offsetting cash flows of the hedged item and we will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis to measure effectiveness of our cross-currency swap agreement. The portion of the hedge that is ineffective will be recorded in earnings in other income. We did not record any ineffectiveness during 2018.

The effective portion of the changes in the fair value of the swaps are deferred in other comprehensive loss and subsequently recognized in other income, net in the unaudited condensed consolidated and combined statements of operations when the hedged item impacts earnings. Cash flows related to our cross currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was nil and $5 million at June 30, 2018 and December 31, 2017, respectively, and was recorded as other long-term liabilities on our unaudited condensed consolidated and combined balance sheets. We estimate the fair values of our cross currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the six months ended June 30, 2018, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of approximately $5 million. As of June 30, 2018, accumulated comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risk associated with the risks of foreign currency exposure. At June 30, 2018 and December 31, 2017 we had approximately $93 million and $109 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax expense of $45 million and $16 million for the three months ended June 30, 2018 and 2017, respectively, and income tax expense of $65 million and $12 million for the six months ended June 30, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

The Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

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

For the period ended June 30, 2018 we have not made any additional measurement-period adjustments related to deferred taxes during the quarter as we have not yet completed our accounting for the income tax effects of certain elements of the Tax Act. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may adjust the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made. We expect to complete our accounting within the prescribed measurement period.

Note 10. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income attributable to Venator ordinary shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income available to Venator ordinary shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted earnings per share was based on the ordinary shares that were outstanding at the time of our IPO.

Basic and diluted earnings per share are determined using the following information:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$196	$31	$274	$7
Basic and diluted income from discontinued operations:
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	$—	$—	$—	$8
Basic and diluted net income:
Net income attributable to Venator Materials PLC ordinary shareholders	$196	$31	$274	$15
Denominator:
Weighted average shares outstanding	106.4	106.3	106.4	106.3
Dilutive share-based awards	0.3	—	0.4	—
Total weighted average shares outstanding, including dilutive shares	106.7	106.3	106.8	106.3

For each of the three and six months ended June 30, 2018 and 2017, the number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was not significant.

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

We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by purchasers of products made from TiO2 (the “Indirect Purchasers”) making essentially the same allegations as did the direct purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing TiO2. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of nine states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state. We have agreed to settle this matter for an amount immaterial to our unaudited condensed consolidated and combined financial statements. The court preliminarily approved the settlement on December 13, 2017 and the final approval hearing is expected to occur in the fourth quarter of 2018.

The Indirect Purchasers sought to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys’ fees. We are not aware of any illegal conduct by us or any of our employees.

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

Note 12. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2018 and 2017, our capital expenditures for EHS matters totaled $3 million, each. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of June 30, 2018 and December 31, 2017, we had environmental reserves of $11 million and $12 million, respectively. We may incur losses for environmental remediation.

Note 13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2018	$(6)	$(267)	$(5)	$(5)	$(283)	$—	$(283)
Other comprehensive loss before reclassifications	(58)	—	—	5	(53)	—	(53)
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	7	—	—	7	—	7
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(58)	7	—	5	(46)	—	(46)
Ending balance, June 30, 2018	$(64)	$(260)	$(5)	$—	$(329)	$—	$(329)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2017	$(112)	$(306)	$(5)	$(423)	$—	$(423)
Adjustments due to discontinued operations	5	24	—	29	—	29
Tax expense	—	(3)	—	(3)	—	(3)
Other comprehensive income before reclassifications	72	—	—	72	—	72
Tax expense	2	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	7	—	7	—	7
Tax benefit	—	—	—	—	—	—
Net current-period other comprehensive income	79	28	—	107	—	107
Ending balance, June 30, 2017	$(33)	$(278)	$(5)	$(316)	$—	$(316)

(a)	Amounts are net of tax of nil as of June 30, 2018 and January 1, 2018, each.

(b)	Amounts are net of tax of $52 million as of June 30, 2018 and January 1, 2018, each.

(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.

(d)	Amounts are net of tax of $2 million and nil as of June 30, 2017 and January 1, 2017, respectively.

(e)	Amounts are net of tax of $53 million and $56 million as of June 30, 2017 and January 1, 2017, respectively.

	Three months ended June 30,		Six months ended June 30,		Affected line item in the statement
	2018	2017	2018	2017	where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$4	$4	$7	$8	(b)
Prior service credit	—	(1)	—	(1)	(b)
Total amortization	4	3	7	7	Total before tax
Income tax expense	—	—	—	—	Income tax expense
Total reclassifications for the period	$4	$3	$7	$7	Net of tax

(a)	Pension and other postretirement benefit amounts in parentheses indicate credits on our consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Titanium Dioxide	$455	$401	$911	$786
Performance Additives	171	161	337	313
Total	$626	$562	$1,248	$1,099
Segment adjusted EBITDA(1)
Titanium Dioxide	$147	$93	$290	$141
Performance Additives	23	21	47	42
	170	114	337	183
Corporate and other	(13)	(20)	(23)	(40)
Total	157	94	314	143
Reconciliation of adjusted EBITDA to net income:
Interest expense	(14)	(10)	(27)	(24)
Interest income	4	1	7	3
Income tax expense - continuing operations	(45)	(16)	(65)	(12)
Depreciation and amortization	(35)	(29)	(69)	(59)
Net income attributable to noncontrolling interests	2	3	4	6
Other adjustments:
Business acquisition and integration expenses	(2)	—	(4)	—
Separation expense, net	—	—	(1)	—
Net income of discontinued operations, net of tax	—	—	—	8
Loss on disposition of business/assets	(2)	—	(2)	—
Amortization of pension and postretirement actuarial losses	(4)	(4)	(7)	(8)
Net plant incident credits (costs)	273	2	273	(3)
Restructuring, impairment and plant closing and transition costs	(136)	(7)	(145)	(33)
Net income	$198	$34	$278	$21

(1)
Adjusted EBITDA is defined as net income of Venator before interest, income tax from continuing operations, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments from net income: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations, net of tax; (d) loss on disposition of business/assets; (e) amortization of pension and postretirement actuarial losses; (f) net plant incident credits (costs); and (g) restructuring, impairment, and plant closing and transition costs.

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

The following table summarizes the operations data for discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Trade sales, services and fees, net	$—	$—	$—	$15
Related party sales	—	—	—	17
Total revenues	—	—	—	32
Cost of goods sold	—	—	—	26
Operating expenses:
Selling, general and administrative (includes corporate allocations of nil, nil, nil and $2, respectively)	—	—	—	(7)
Restructuring, impairment and plant closing costs	—	—	—	1
Other income, net	—	—	—	1
Total operating expenses	—	—	—	(5)
Income from discontinued operations before tax	—	—	—	11
Income tax expense	—	—	—	(3)
Net income from discontinued operations	$—	$—	$—	$8

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

Recent Developments

Potential Ashtabula Complex Acquisition

On July 16, 2018, we announced that we reached an agreement with Tronox to purchase the European paper laminates business (the “8120 Grade”) from Tronox upon the closing of their proposed merger with Cristal. In connection with the acquisition, Tronox would supply the 8120 Grade to us under a Transitional Supply Agreement until the transfer of the manufacturing of the 8120 Grade to our Greatham, U.K. facility has been completed.

Additionally, we announced that we entered into an agreement with Tronox providing, among other things, that the parties will engage in exclusive negotiations until September 29, 2018 and use our respective best efforts to achieve a definitive agreement for the purchase by us of the Ashtabula, Ohio complex currently owned by Cristal if a divestiture of the Ashtabula complex is required for Tronox to obtain approval for its proposed merger with Cristal.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage and we continue to repair the facility. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products.

On April 13, 2018, we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. For the six months ended June 30, 2018, we received €243 million, or $298 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

During the second quarter of 2018, in conjunction with the receipt of the final payment from our insurers, we recorded $325 million of income in cost of goods sold in our consolidated statement of operations, which related to the losses incurred to date and yet to be incurred. We recorded $371 million of income related to property damage and business interruption insurance recoveries for the six months ended June 30, 2018 while $84 million was recognized for the six months ended June 30, 2017. Nil and $68 million was reported in accrued liabilities as of June 30, 2018 and December 31, 2017, respectively.

We recorded a loss of $5 million and $17 million for cleanup and other non-capital reconstruction costs in cost of goods sold for the six months ended June 30, 2018 and 2017, respectively. We recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the six months ended June 30, 2017.

During the second quarter of 2018, we engaged additional outside experts and hired and re-allocated additional internal resources for the Pori rebuild, with an objective of improving both the execution and cost management of the project, and to update our view on the total cost of rebuilding the site. This process identified additional damage outside the immediate fire zone leading to increased costs.

Also during the quarter, our contractor on the site experienced a recent and significant safety incident, which paused construction for several weeks while the incident was under investigation, and has extended the reconstruction timeline. These recent changes have led us to believe now that a full rebuild and commissioning of our Pori facility may require more self-funding than our previous estimate of $325 to $375 million, and may result in a longer period of time for project completion.

As a result of these recent developments and in light of our potential acquisition of the Ashtabula complex, we are reviewing options within our manufacturing network, including the option of transferring the production of Pori's specialty and differentiated products to elsewhere in our network, and are pacing our on-going construction activities at Pori accordingly during this period of review. We expect to account for our costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs are incurred. Please see “Part II, Item 1A. Risk Factors—Risks Relating to our Business—Disruptions in production at our manufacturing facilities, including at our TiO2 manufacturing facility in Pori, Finland, may have a material adverse impact on our business, results of operations and/or financial condition.”

Recent Trends and Outlook

We expect the following factors to impact our operating results in the near term:

•	TiO2 pricing environment to reflect regional dynamics and historical seasonal patters in the second half of 2018.

•	Increasing raw materials and energy costs.

•	Delivery on our $90 million Business Improvement Program continues.

•	Potential acquisition of the Ashtabula, Ohio TiO2 complex.

•	The Pori reconstruction and commissioning process is currently under review.

•	Industry fundamentals support an elongated TiO2 profitability profile.

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

We continue to implement our Business Improvement Program which we expect to be completed by the first quarter of 2019 and continue to provide contributions to adjusted EBITDA. Of the $60 million we previously estimated for annualized savings, we have already realized approximately $37 million of savings through the second quarter of 2018 as a result of these programs, including over $6 million of savings realized in the second quarter of 2018. In addition to these savings, we achieved approximately $1 million of EBITDA from increased volumes as part of the Business Improvement Program. If successfully implemented, we expect the general cost reductions and optimization of our manufacturing network to result in additional contributions to our adjusted EBITDA of approximately $23 million per year by the first quarter of 2019, with additional projected contributions to adjusted EBITDA from volume growth.

In 2018, we expect to spend approximately $120 million on capital expenditures, excluding reconstruction of our Pori, Finland facility.

Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate. We expect our adjusted long-term effective tax rate will be approximately 15% to 20%. We believe the impact of the Tax Act on our adjusted long-term effective tax rate will not be material, given the low percentage of our global pre-tax income earned in the United States. We expect our near-term cash tax rate will be between 10% to 15%. In addition, based on the recent years’ profitability in our Titanium Dioxide segment in the U.K. and Spain, we anticipate sufficient positive evidence to support the partial release of valuation allowances on certain net deferred tax assets in late 2018. Due to application of the local tax rules in the U.K. and Spain, which limit the amount of net operating loss carryforward that may be utilized on an annual basis, we currently estimate a partial valuation allowance release of approximately $30 million to $40 million for these jurisdictions during the quarter ended December 31, 2018.

Results of Operations

The following table sets forth our consolidated results of operations for the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$626	$562	11%	$1,248	$1,099	14%
Cost of goods sold	193	480	(60)%	647	945	(32)%
Operating expenses	46	17	171%	97	77	26%
Restructuring, impairment and plant closing and transition costs	136	7	1,843%	145	33	339%
Operating income	251	58	333%	359	44	716%
Interest expense, net	(10)	(9)	(11)%	(20)	(21)	5%
Other income	2	1	100%	4	2	100%
Income from continuing operations before income taxes	243	50	386%	343	25	1,272%
Income tax expense	(45)	(16)	181%	(65)	(12)	442%
Income from continuing operations	198	34	482%	278	13	2,038%
Income from discontinued operations	—	—	NM	—	8	(100)%
Net income	198	34	482%	278	21	1,224%
Reconciliation of net income to adjusted EBITDA:
Interest expense, net	10	9	11%	20	21	(5)%
Income tax expense - continuing operations	45	16	181%	65	12	442%
Depreciation and amortization	35	29	21%	69	59	17%
Net income attributable to noncontrolling interests	(2)	(3)	33%	(4)	(6)	33%
Other adjustments:
Business acquisition and integration expenses	2	—		4	—
Separation expense, net	—	—		1	—
Net income of discontinued operations, net of tax	—	—		—	(8)
Loss on disposition of business/assets	2	—		2	—
Amortization of pension and postretirement actuarial losses	4	4		7	8
Net plant incident (credits) costs	(273)	(2)		(273)	3
Restructuring, impairment and plant closing and transition costs	136	7		145	33
Adjusted EBITDA(1)	$157	$94		$314	$143

Net cash provided by (used in) operating activities from continuing operations				$305	$(30)	NM
Net cash (used in) provided by investing activities from continuing operations				(162)	104	NM
Net cash used in financing activities				(14)	(71)	(80)%
Capital expenditures				(167)	(40)	318%

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
(Dollars in millions)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income:
Net income			$198			$34
Net income attributable to noncontrolling interests			(2)			(3)
Other adjustments:
Business acquisition and integration expenses	2	(1)	1	—	—	—
Loss on disposition of business/assets	2	—	2	—	—	—
Amortization of pension and postretirement actuarial losses	4	(1)	3	4	—	4
Net plant incident credits	(273)	53	(220)	(2)	1	(1)
Restructuring, impairment and plant closing and transition costs	136	(27)	109	7	(1)	6
Adjusted net income(2)			$91			$40

Weighted-average shares-basic			106.4			106.3
Weighted-average shares-diluted			106.7			106.3

Net income attributable to Venator Materials PLC ordinary shareholders:
Basic			$1.84			$0.29
Diluted			$1.84			$0.29

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.86			$0.38
Diluted			$0.85			$0.38

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
(Dollars in millions)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income:
Net income			$278			$21
Net income attributable to noncontrolling interests			(4)			(6)
Other adjustments:
Business acquisition and integration expenses	4	(1)	3	—	—	—
Separation expense, net	1	—	1	—	—	—
Net income of discontinued operations	—	—	—	(8)	—	(8)
Loss on disposition of business/assets	2	—	2	—	—	—
Amortization of pension and postretirement actuarial losses	7	(1)	6	8	—	8
Net plant incident (credits) costs	(273)	53	(220)	3	(1)	2
Restructuring, impairment and plant closing and transition costs	145	(28)	117	33	(3)	30
Adjusted net income(2)			$183			$47

Weighted-average shares-basic			106.4			106.3
Weighted-average shares-diluted			106.8			106.3

Net income attributable to Venator Materials PLC ordinary shareholders:
Basic			$2.58			$0.14
Diluted			$2.57			$0.14

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$1.72			$0.44
Diluted			$1.71			$0.44

NM—Not meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income before interest, income tax from continuing operations, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations, net of tax; (d) loss on disposition of business/assets; (e) amortization of pension and postretirement actuarial losses; (f) net plant incident (credits) costs; and (g) restructuring, impairment and plant closing and transition costs. We believe that net income is the performance measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) that is most directly comparable to adjusted EBITDA.

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations; (d) loss on disposition of business/assets; (e) amortization of pension and postretirement actuarial losses; (f) net plant incident (credits) costs; (g) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted adjusted net income per share was based on the ordinary shares that were outstanding at the time of our IPO. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018, net income was $198 million on revenues of $626 million, compared with net income of $34 million on revenues of $562 million for the same period in 2017. The increase of $164 million in net income was the result of the following items:

•
Revenues for the three months ended June 30, 2018 increased by $64 million, or 11%, as compared with the same period in 2017. The increase was due to a $54 million increase in revenue in our Titanium Dioxide segment primarily related to increases in average selling prices, and a $10 million increase in revenue in our Performance Additives segment due to increases in selling prices. See “—Segment Analysis” below.

•
Our operating expenses for the three months ended June 30, 2018 increased by $29 million, or 171%, as compared with the same period in 2017, primarily related to a change in the classification of insurance within operating income beginning in the third quarter of 2017. $37 million of insurance proceeds related to the fire at our Pori plant were classified in other income, net in the second quarter of 2017. In 2018, insurance proceeds were classified as cost of goods sold.

•
Restructuring, impairment and plant closing and transition costs for the three months ended June 30, 2018 increased to $136 million from $7 million for the same period in 2017 primarily as a result of the closure of a portion of our Augusta, Georgia plant in the second quarter of 2018. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

•
Our income tax expense for the three months ended June 30, 2018 increased to $45 million from $16 million for the same period in 2017. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated and combined financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	June 30,
(Dollars in millions)	2018	2017
Revenues
Titanium Dioxide	$455	$401	13%
Performance Additives	171	161	6%
Total	$626	$562	11%
Segment adjusted EBITDA
Titanium Dioxide	$147	$93	58%
Performance Additives	23	21	10%
	170	114	49%
Corporate and other	(13)	(20)	35%
Total	$157	$94	67%

	Three Months Ended June 30, 2018 vs. 2017
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	18%	6%	1%	(12)%
Performance Additives	3%	4%	(3)%	2%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The $54 million, or 13%, increase in revenues in our Titanium Dioxide segment for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to an 18% increase in average selling prices, a 6% improvement driven by the favorable impact of foreign exchange rates, primarily against the Euro, partially offset by a 12% decrease in sales volumes. The increase in selling prices reflects continued improvement in business conditions for TiO2, allowing for an increase in prices globally. Sales volumes decreased due to lower than expected customer orders, and lower product availability relating to a manufacturing shortfall in the current year period and higher inventory levels in the prior year period.

Segment adjusted EBITDA of our Titanium Dioxide segment increased by $54 million, or 58%, for the three months ended June 30, 2018 compared to the same period in 2017. This improvement was primarily a result of higher revenues, $6 million from the sale of carbon credits and a $4 million benefit from our Business Improvement Program, partially offset by increases in raw material and other direct costs.

Performance Additives

The increase in revenues in our Performance Additives segment of $10 million, or 6%, for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to a 3% increase in average selling prices, a 4% improvement driven by the favorable impact of foreign exchange rates, and a 2% increase in volumes, partially offset by a 3% decrease due to sales mix and other. The improvement in selling prices was primarily in certain timber treatment and functional additives product lines, where we raised prices to offset increases in raw material costs.

Segment adjusted EBITDA in our Performance Additives segment increased by $2 million, or 10%, for the three months ended June 30, 2018 compared to the same period in 2017, due to the increase in revenues and a $3 million benefit from our Business Improvement Program, partially offset by increases in raw material costs.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $13 million, or $7 million lower for the three months ended June 30, 2018 than the same period in 2017 as our costs to operate as a standalone company are lower than those costs historically allocated to us from Huntsman.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018, net income was $278 million on revenues of $1,248 million, compared with net income of $21 million on revenues of $1,099 million for the same period in 2017. The increase of $257 million in net income was the result of the following items:

•
Revenues for the six months ended June 30, 2018 increased by $149 million, or 14%, as compared with the same period in 2017. The increase was due to a $125 million increase in revenue in our Titanium Dioxide segment primarily related to increases in average selling prices, and a $24 million increase in revenue in our Performance Additives segment due to increases in selling prices. See “—Segment Analysis” below.

•
Our operating expenses for the six months ended June 30, 2018 increased by $20 million, or 26%, as compared with the same period in 2017, primarily related to a change in the classification of insurance within operating income beginning in the third quarter of 2017. $37 million of insurance proceeds related to the fire at our Pori plant were classified in other income, net in the second quarter of 2017. In 2018, insurance proceeds were classified as cost of goods sold.

•
Restructuring, impairment and plant closing and transition costs for the six months ended June 30, 2018 increased to $145 million from $33 million for the same period in 2017 primarily as a result of the closure of a portion of our Augusta, Georgia plant in the second quarter of 2018. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

•
Our income tax expense for the six months ended June 30, 2018 increased to $65 million from $12 million for the same period in 2017. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operated, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated and combined financial statements.

Segment Analysis

	Six Months Ended		Percent Change Favorable (Unfavorable)
	June 30,
(Dollars in millions)	2018	2017
Revenues
Titanium Dioxide	$911	$786	16%
Performance Additives	337	313	8%
Total	$1,248	$1,099	14%
Segment adjusted EBITDA
Titanium Dioxide	$290	$141	106%
Performance Additives	47	42	12%
	337	183	84%
Corporate and other	(23)	(40)	43%
Total	$314	$143	120%

	Six Months Ended June 30, 2018 vs. 2017
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	21%	8%	1%	(14)%
Performance Additives	5%	5%	(3)%	1%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The $125 million, or 16%, increase in revenues in our Titanium Dioxide segment for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to a 21% increase in average selling prices, an 8% improvement driven by the favorable impact of foreign exchange rates, primarily against the Euro, partially offset by a 14% decrease in sales volumes. The increase in selling prices reflects continued improvement in business conditions for TiO2, allowing for an increase in prices globally. Sales volumes decreased primarily as a result of the fire at our Pori, Finland manufacturing facility and as a result of plant closures as part of our restructuring programs. Excluding the impact of the fire at our Pori plant and the impact of plants closed as part of our restructuring programs, sales volumes decreased by 5% which is attributable to lower than expected customer orders, and lower product availability relating to a manufacturing shortfall in the current year period and higher inventory levels in the prior year period.

Segment adjusted EBITDA of our Titanium Dioxide segment increased by $149 million, or 106%, for the six months ended June 30, 2018 compared to the same period in 2017. This improvement was primarily a result of higher revenues, $13 million from the sale of carbon credits and $12 million of EBITDA benefit from our Business Improvement Program, partially offset by increases in raw material and other direct costs.

Performance Additives

The increase in revenues in our Performance Additives segment of $24 million, or 8%, for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to a 5% increase in average selling prices, a 5% improvement driven by the favorable impact of foreign exchange rates, and a 1% increase in volumes, partially offset by a 3% decrease due to less favorable sales mix and other. The improvement in selling prices was primarily in certain color pigment, timber treatment and and functional additives product lines, where we raised prices to offset increases in raw material costs.

Segment adjusted EBITDA in our Performance Additives segment increased by $5 million, or 12%, for the six months ended June 30, 2018 compared to the same period in 2017, due to the increase in revenue and a $5 million increase due to savings from our Business Improvement Program, partially offset by increases in raw material costs.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $23 million, or $17 million lower for the six months ended June 30, 2018 than the same period in 2017 as our costs to operate as a standalone company are lower than those costs historically allocated to us from Huntsman.

Liquidity and Capital Resources

Prior to the separation, our primary source of liquidity and capital resources had been cash flows from operations, our participation in a cash pooling program with Huntsman and debt incurred by Huntsman. Following the separation, we have not received any funding through the Huntsman cash pooling program. We had cash and cash equivalents of $354 million and $238 million as of June 30, 2018 and December 31, 2017, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures will be met by available cash generated from operations and borrowings under the ABL Facility.

On August 8, 2017, in connection with our IPO and the separation, we entered into new financing arrangements and incurred new debt, including $375 million of Senior Notes issued by our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC (the "Issuers"), and borrowings of $375 million under the term loan facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay approximately $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of approximately $18 million. Substantially all Huntsman receivables or payables were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the Tax Matters Agreement entered into at the time of the separation which has been presented as noncurrent payable to affiliate within the unaudited condensed consolidated and combined balance sheet.

In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. Assuming all proposed borrowers currently participate in the facility, the borrowing base calculation as of June 30, 2018 is in excess of $281 million, of which $271 million was available to borrowers. To participate in the facility, each borrower is required to deliver certain documentation and security agreements to the satisfaction of the administrative agent, which was achieved in January 2018.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•
Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $32 million for the six months ended June 30, 2018 as reflected in our unaudited condensed consolidated and combined statements of cash flows. We expect volatility in our working capital components to continue due to seasonal changes in working capital throughout the year.

•
During 2018, we expect to spend approximately $120 million on capital expenditures, excluding spending on the restoration of our Pori facility, approximately $42 million of which has been spent as of June 30, 2018.

Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; and certain cost reduction projects. We expect to fund this spending with cash provided by operations.

•
During the six months ended June 30, 2018, we made contributions to our pension and postretirement benefit plans of $12 million. During the remainder of 2018, we expect to contribute an additional amount of approximately $16 million to these plans.

•
We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2018, we had $27 million of accrued restructuring costs of which $19 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $25 million, including $8 million for non-cash charges, and pay approximately $24 million, through the remainder of 2018. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

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

Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity.

During the second quarter of 2018, we engaged additional outside experts and hired and re-allocated additional internal resources for the Pori rebuild, with an objective of improving both the execution and cost management of the project, and to update our view on the total cost of rebuilding the site. This process identified additional damage outside the immediate fire zone leading to increased costs.

Also during the quarter, our contractor on the site experienced a recent and significant safety incident, which paused construction for several weeks while the incident was under investigation, and has extended the reconstruction timeline. These recent changes have led us to believe now that a full rebuild and commissioning of our Pori facility may require more self-funding than our previous estimate of $325 to $375 million, and may result in a longer period of time for project completion.

As a result of these recent developments and in light of our potential acquisition of the Ashtabula complex, we are reviewing options within our manufacturing network, including the option of transferring the production of Pori's specialty and differentiated products to elsewhere in our network, and are pacing our on-going construction activities at Pori accordingly during this period of review. We expect to account for our costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs are incurred. Please see “Part II, Item 1A. Risk Factors-Risks Relating to our Business-Disruptions in production at our manufacturing facilities, including at our TiO2 manufacturing facility in Pori, Finland, may have a material adverse impact on our business, results of operations and/or financial condition.”

•
We have $747 million in aggregate principal outstanding under $375 million, 5.75% of Senior Notes due 2025, and a $372 million Term Loan Facility. See further discussion under "Financing Arrangements."

•
Following the separation and our IPO, we no longer rely on Huntsman’s earnings, assets, cash flow or credit and we are responsible for obtaining and maintaining sufficient working capital and servicing our debt. See “Part I. Item 1A. Risk Factors—Risks Related to Our Relationship with Huntsman—If we are unable to generate sufficient cash flow from our operations, our business, financial condition and results of operations may be materially and adversely affected” in our Annual Report on form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 (our "Form 10-K").

As of June 30, 2018 and December 31, 2017, we had $7 million and $14 million, respectively, classified as current portion of debt.

As of June 30, 2018 and December 31, 2017, we had approximately $29 million and $31 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of June 30, 2018, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.

Cash Flows for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net cash provided by operating activities from continuing operations was $305 million for the six months ended June 30, 2018 while net cash used in operating activities from continuing operations was $30 million for the six months ended June 30, 2017. The increase in net cash provided by operating activities from continuing operations for the six months ended June 30, 2018 compared with the same period in 2017 was primarily attributable to noncash restructuring charges of $133 million in 2018 compared to $6 million in 2017, the $257 million increase in net income as described in “—Results of Operations” above, offset by a $38 million unfavorable variance in operating assets and liabilities for 2018 as compared with 2017.

Net cash used in investing activities from continuing operations was $162 million for the six months ended June 30, 2018, compared to net cash provided by investing activities from continuing operations of $104 million for the six months ended June 30, 2017. The increase in net cash used in investing activities from continuing operations for the six months ended June 30, 2018 compared with the same period in 2017 was primarily attributable to a decrease in insurance proceeds received for recovery of property damage of $50 million and an increase in capital expenditures of $127 million compared to the prior year period, a decrease in net repayments from affiliates of $91 million and a decrease in net cash received from unconsolidated affiliates.

Net cash used in financing activities from continuing operations was $14 million for the six months ended June 30, 2018, compared to net cash used in financing activities from continuing operations of $71 million for the six months ended June 30, 2017. The decrease in net cash used in financing activities from continuing operations for the six months ended June 30, 2018 compared with the same period in 2017 was primarily attributable to a decrease in repayments on affiliate accounts payable of $60 million from 2017 to 2018.

Changes in Financial Condition

The following information summarizes our working capital as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,	Increase	Percent
(Dollars in millions)	2018	2017	(Decrease)	Change
Cash and cash equivalents	$354	$238	$116	49%
Accounts receivable, net	435	380	55	14%
Accounts receivable from affiliates	4	12	(8)	(67)%
Inventories	491	454	37	8%
Prepaid expenses	10	19	(9)	(47)%
Other current assets	77	66	11	17%
Total current assets from continuing operations	1,371	1,169	202	17%
Accounts payable	378	385	(7)	(2)%
Accounts payable to affiliates	14	16	(2)	(13)%
Accrued liabilities	191	244	(53)	(22)%
Current portion of debt	7	14	(7)	(50)%
Total current liabilities from continuing operations	590	659	(69)	(10)%
Working capital	$781	$510	$271	53%

Our working capital increased by $271 million as a result of the net impact of the following significant changes:

•
Cash and cash equivalents increased by $116 million primarily due to inflows of $305 million from operating activities of continuing operations offset by cash outflows of $162 million from investing activities of continuing operations and $14 million from financing activities of continuing operations.

•	Accounts receivable increased by $55 million primarily due to higher revenues in the six months ended June 30, 2018 compared to the six months ended December 31, 2017.

•
Inventory increased approximately $37 million primarily as a result of a $27 million increase in TiO2 inventory and a $9 million increase in color pigments inventory. The increase in TiO2 inventory is driven by an increase in raw material costs year over year while the increase in color pigments is as a result of seasonal increases in production volumes.

•
Accrued liabilities decreased by $53 million primarily due to the recognition of deferred income in the second quarter recorded in connection with the progress payments received from our insurer related to the fire at our Pori, Finland manufacturing facility.

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

Augusta Matter

In February 2017, Huntsman filed suit against the legacy owner and certain former executives of Rockwood, primarily related to the failure of new technology that Huntsman acquired in the Rockwood acquisition that was to be implemented at the new Augusta, Georgia facility and subsequently at other facilities. Huntsman is seeking various forms of legal remedy, including compensatory damages, punitive damages, expectation damages, consequential damages and restitution. Venator is not party to the suit.

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

Environmental, Health and Safety Matters

As noted in the 2017 Form 10-K, specifically within “Part I. Item 1. Business—Environmental, Health and Safety Matters” and “Part I. Item 1A. Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see “Note 12. Environmental, Health and Safety Matters” of the notes to unaudited condensed consolidated and combined financial statements.

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

The carrying value of our floating rate debt is approximately $366 million at June 30, 2018. A hypothetical 1% increase in interest rates on our floating rate debt as of June 30, 2018 would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange risk. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At June 30, 2018 and December 31, 2017 we had approximately $93 million and $109 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

During 2018, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of approximately $5 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of June 30, 2018 and December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the three months ended June 30, 2018, there have been no material developments with respect to material legal proceedings referenced in“Part I. Item 3. Legal Proceedings” of our 2017 Form 10-K.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in “Part I. Item 1A. Risk Factors” of our 2017 Form 10-K. In addition, the following risk factor included substantive changes from those disclosed in our 2017 Form 10-K:

Risks Related to Our Business

Disruptions in production at our manufacturing facilities, including at our TiO2 manufacturing facility in Pori, Finland, may have a material adverse impact on our business, results of operations and/or financial condition.

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

Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products.

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

The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. On April 13, we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. For the six months ended June 30, 2018, we received €243 million, or $298 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

During the second quarter of 2018, we engaged additional outside experts and hired and re-allocated additional internal resources for the Pori rebuild, with an objective of improving both the execution and cost management of the project, and to update our view on the total cost of rebuilding the site. This process identified additional damage outside the immediate fire zone leading to increased costs. Also during the quarter, our contractor on the site experienced a recent and significant safety incident, which paused construction for several weeks while the incident was under investigation, and has extended the reconstruction timeline. These recent changes have led us to believe now that a full rebuild and commissioning of our Pori facility and require more self-funding than our previous estimate of $325 to $375 million, and may result in a longer period of time for project completion.

As a result of these recent developments and in light of our potential acquisition of the Ashtabula complex, we are reviewing options within our manufacturing network, including the option of transferring the production of Pori's specialty and differentiated products to elsewhere in our network, and are pacing our on-going construction activities at Pori accordingly during this period of review. We expect to account for our costs as capital expenditures and fund them from cash from operations, which will decrease our liquidity in the periods those costs are incurred. Our premiums and deductibles may increase substantially as a result of the fire.

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

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.

The U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for goods and materials imported into the U.S. and, in some, cases may result or have resulted in price increases for U.S. sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policy making it more difficult or costly for us to export U.S. products to other countries. These measures could also result in increased costs for products imported into the U.S. or may cause us to adjust our worldwide supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

Various countries, and regions, including, without limitation, China, Mexico, Canada and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. These actions could, in turn, result in additional tariffs being adopted by the U.S. These conditions and future actions could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and products imported into the United States, the costs of our raw materials may be adversely affected and the demand from our products may be diminished, which could adversely affect our revenues and profitability.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of equity-based awards granted under our share incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2018.

	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April	898	$17.60	—	$—
May	—	—	—	—
June	—	—	—	—
Total	898	$17.60	—	$—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

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

VENATOR MATERIALS PLC (Registrant)

Date:	July 31, 2018	By:	/s/ Kurt Ogden
Kurt Ogden
Senior Vice President and Chief Financial Officer

Date:	July 31, 2018	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller