Form 10-Q
period 2018-09-30
Venator Materials PLC
filed 2018-10-30
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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
YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company," in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ☐ NO ☑
_________________________________

As of October 19, 2018, the registrant had outstanding 106,406,761 ordinary shares, $0.001 par value per share.

VENATOR MATERIALS PLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2018

Venator Materials PLC and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10‑Q for the three months ended September 30, 2018 (“Quarterly Report”) are the property of Venator Materials PLC or our subsidiaries.

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

•	disruptions in production at our manufacturing facilities;

•	our ability to transfer technology and manufacturing capacity from our Pori, Finland manufacturing facility to other sites in our manufacturing network;

•	the costs associated with the Pori transfer and the closure of our Pori facility;

•	impacts on TiO2 markets and the broader global economy from the imposition of tariffs by the U.S. and other countries;

•	fluctuations in currency exchange rates and tax rates;

•	price volatility or interruptions in supply of raw materials and energy;

•	changes to laws, regulations or the interpretation thereof;

•	significant investments associated with efforts to transform our business;

•	differences in views with our joint venture participants;

•	high levels of indebtedness;

•	EHS laws and regulations;

•	our ability to obtain future capital on favorable terms;

•	seasonal sales patterns in our product markets;

•	legal claims against us, including antitrust claims;

•	our ability to adequately protect our critical information technology systems;

•	economic conditions and regulatory changes following the likely exit of the United Kingdom (the “U.K.”) from the EU;

•	failure to maintain effective internal controls over financial reporting and disclosure;

•	our indemnification of Huntsman and other commitments and contingencies;

•	financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners;

•	failure to enforce our intellectual property rights;

•	our ability to effectively manage our labor force;

•	conflicts, military actions, terrorist attacks and general instability; and

•	our ability to realize the expected benefits of our separation from Huntsman.

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

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$251	$238
Accounts receivable (net of allowance for doubtful accounts of $5, each)(a)	398	380
Accounts receivable from affiliates	—	12
Inventories(a)	513	454
Prepaid expenses	28	19
Other current assets	72	66
Total current assets	1,262	1,169
Property, plant and equipment, net(a)	1,022	1,367
Intangible assets, net(a)	17	20
Investment in unconsolidated affiliates	81	86
Deferred income taxes	171	167
Other noncurrent assets	39	38
Total assets	$2,592	$2,847
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$375	$385
Accounts payable to affiliates	14	16
Accrued liabilities(a)	161	244
Current portion of debt(a)	7	14
Total current liabilities	557	659
Long-term debt	741	743
Other noncurrent liabilities	281	306
Noncurrent payable to affiliates	34	34
Total liabilities	1,613	1,742
Commitments and contingencies (Notes 11 and 12)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, 106 issued and outstanding, each	—	—
Additional paid-in capital	1,314	1,311
Retained (deficit) earnings	(27)	67
Accumulated other comprehensive loss	(317)	(283)
Total Venator Materials PLC shareholders' equity	970	1,095
Noncontrolling interest in subsidiaries	9	10
Total equity	979	1,105
Total liabilities and equity	$2,592	$2,847

(a)
At September 30, 2018 and December 31, 2017, $5 each of cash and cash equivalents; $6 and $7 of accounts receivable, net; $1 and $2 of inventories; $5 each of property, plant and equipment, net; $15 and $17 of intangible assets, net; $1 each of accounts payable; $3 and $4 of accrued liabilities; and $2 each of current portion of debt, respectively, from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Trade sales, services and fees, net	$533	$582	$1,781	$1,681
Cost of goods sold	463	448	1,110	1,356
Operating expenses:
Selling, general and administrative (includes corporate allocations from Huntsman Corporation of nil, $9, nil and $62, respectively)	52	50	162	157
Restructuring, impairment, and plant closing and transition costs	428	16	573	49
Other expense (income), net	5	(6)	(8)	1
Total operating expenses	485	60	727	207
Operating (loss) income	(415)	74	(56)	118
Interest expense	(14)	(30)	(41)	(54)
Interest income	4	22	11	25
Other income	4	1	8	3
(Loss) income from continuing operations before income taxes	(421)	67	(78)	92
Income tax benefit (expense)	55	(14)	(10)	(26)
(Loss) income from continuing operations	(366)	53	(88)	66
Income from discontinued operations, net of tax	—	—	—	8
Net (loss) income	(366)	53	(88)	74
Net income attributable to noncontrolling interests	(2)	(2)	(6)	(8)
Net (loss) income attributable to Venator	$(368)	$51	$(94)	$66

Basic (loss) earnings per share:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(3.46)	$0.48	$(0.88)	$0.55
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	—	—	0.08
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(3.46)	$0.48	$(0.88)	$0.63

Diluted (loss) earnings per share:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(3.46)	$0.48	$(0.88)	$0.54
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	—	—	0.08
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(3.46)	$0.48	$(0.88)	$0.62

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Net (loss) income	$(366)	$53	$(88)	$74
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9	(4)	(49)	75
Pension and other postretirement benefits adjustments	3	8	10	36
Hedging instruments	—	—	5	—
Total other comprehensive income (loss), net of tax	12	4	(34)	111
Comprehensive (loss) income	(354)	57	(122)	185
Comprehensive income attributable to noncontrolling interest	(2)	(2)	(6)	(8)
Comprehensive (loss) income attributable to Venator	$(356)	$55	$(128)	$177

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
(Dollars in millions)	Parent's Net Investment and Advances	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$—	$—	$1,311	$67	$(283)	$10	$1,105
Net (loss) income	—	—	—	(94)	—	6	(88)
Net changes in other comprehensive loss	—	—	—	—	(34)	—	(34)
Dividends paid to noncontrolling interests	—	—	—	—	—	(7)	(7)
Activity related to stock plans	—	—	3	—	—	—	3
Balance, September 30, 2018	$—	$—	$1,314	$(27)	$(317)	$9	$979

	Total Venator Materials PLC Equity
(Dollars in millions)	Parent's Net Investment and Advances	Ordinary Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$588	$—	$—	$—	$(423)	$12	$177
Net income (loss)	67	—	—	(1)	—	8	74
Net changes in other comprehensive income	—	—	—	—	111	—	111
Dividends paid to noncontrolling interests	—	—	—	—	—	(9)	(9)
Net changes in parent’s net investment and advances	663	—	—	—	—	—	663
Conversion of parent's net investment and advances to paid-in capital	(1,318)	—	1,318	—	—	—	—
Balance, September 30, 2017	$—	$—	$1,318	$(1)	$(312)	$11	$1,016

See notes to unaudited condensed consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in millions)	2018	2017
Operating Activities:
Net (loss) income	$(88)	$74
Income from discontinued operations, net of tax	—	(8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	95
Deferred income taxes	(6)	(2)
Noncash restructuring and impairment charges	539	7
Noncash interest expense	1	18
Noncash (gain) loss on foreign currency transactions	(4)	1
Other, net	6	2
Changes in operating assets and liabilities:
Accounts receivable	(14)	(54)
Inventories	(67)	22
Prepaid expenses	(9)	(1)
Other current assets	(17)	(8)
Other noncurrent assets	(1)	6
Accounts payable	(18)	8
Accrued liabilities	(94)	40
Other noncurrent liabilities	(24)	(20)
Net cash provided by operating activities from continuing operations	306	180
Net cash provided by operating activities from discontinued operations	—	1
Net cash provided by operating activities	306	181
Investing Activities:
Capital expenditures	(272)	(97)
Insurance proceeds for recovery of property damage	—	50
Net advances to affiliates	—	121
Repayment of government grant	—	(5)
Cash received from unconsolidated affiliates	25	37
Investment in unconsolidated affiliates	(19)	(33)
Net cash (used in) provided by investing activities from continuing operations	(266)	73
Net cash used in investing activities from discontinued operations	—	(1)
Net cash (used in) provided by investing activities	(266)	72
Financing Activities:
Repayment of third-party debt	(10)	(5)
Net repayments on affiliate accounts payable	—	(86)
Final settlement of affiliate balances at separation	—	(732)
Dividends paid to noncontrolling interests	(7)	(9)
Proceeds from issuance of long-term debt	—	750
Debt issuance costs paid	—	(18)
Other financing activities	—	1
Net cash used in financing activities	(17)	(99)
Effect of exchange rate changes on cash	(10)	2
Net change in cash and cash equivalents, including discontinued operations	13	156
Cash and cash equivalents at beginning of period, including discontinued operations	238	30
Cash and cash equivalents at end of period, including discontinued operations	$251	$186
Supplemental cash flow information:
Cash paid for interest	$41	$2
Cash paid for income taxes	28	11
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of September 30, 2018 and 2017, respectively	$50	$19
Received settlements of notes receivable from affiliates	—	57
Settlement of long-term notes payable/notes receivable with affiliates	—	792

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

Recent Developments

Potential Acquisition of Tronox European Paper Laminates Business

On July 16, 2018, we announced that we reached an agreement with Tronox Limited (“Tronox”) to purchase the European paper laminates business (the “8120 Grade”) from Tronox upon the closing of their proposed merger with The National Titanium Dioxide Company Limited ("Cristal"). In connection with the acquisition, Tronox would supply the 8120 Grade to us under a Transitional Supply Agreement until the transfer of the manufacturing of the 8120 Grade to our Greatham, U.K., facility has been completed.

Additionally, we announced that we entered into an agreement with Tronox providing, among other things, that the parties would engage in exclusive negotiations until September 29, 2018, regarding the purchase by us of the Ashtabula, Ohio, TiO2 manufacturing complex currently owned by Cristal. Following the expiration of the exclusivity period, we announced our intention to continue to negotiate with Tronox on a nonexclusive basis, but have not reached agreement regarding the potential divestiture.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively.

On April 13, 2018 we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. For the nine months ended September 30, 2018, we received €243 million, or $298 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

During the nine months ended September 30, 2018, we recorded $371 million of income related to insurance recoveries in cost of goods sold while $187 million was recognized in 2017. The difference between payments received from our insurers of $551 million and the insurance recovery income of $558 million is related to the foreign exchange movements of the U.S. Dollar against the Euro during the periods.

$68 million of deferred income for insurance recoveries was reported in accrued liabilities as of December 31, 2017.

We recorded a loss of $7 million and $18 million for cleanup and other non-capital reconstruction costs in cost of goods sold for the nine months ended September 30, 2018 and 2017, respectively. We recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our unaudited condensed consolidated and combined statements of operations for the nine months ended September 30, 2017.

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through 2021. As part of the plan, we recorded restructuring expense of approximately $415 million for the three and nine months ended September 30, 2018, of which $367 million related to acceleration depreciation, $39 million related to employee benefits, and $9 million related to the write off of other assets. This restructuring expense consists of $30 million of cash and $385 million of noncash charges.

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

Prior to the separation, Huntsman's executive, information technology, EHS and certain other corporate departments performed certain administrative and other services for Venator. Additionally, Huntsman performed certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator were determined based on specific services provided or are allocated based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of nil and $9 million for the three months ended September 30, 2018 and 2017, respectively, and nil and $62 million for the nine months ended September 30, 2018 and 2017, respectively.

In the notes to unaudited condensed consolidated and combined financial statements, all dollar and share amounts in tabulations are in millions unless otherwise indicated.

Note 2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU along with subsequently issued amendments, outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most previously issued revenue recognition guidance. Under this guidance, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. These ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted these ASUs effective January 1, 2018 and we have elected the modified retrospective approach as the transition method. As a result of the adoption of these amendments, we revised our accounting policy for revenue recognition as detailed in “Note 3. Revenue,” and, except for the changes noted in "Note 3. Revenue" no material changes have been made to our significant policies disclosed in "Note 1. Description of Business, Recent Developments, Basis of Presentation and Summary of Significant Accounting Policies" of our Annual Report on Form 10-K, filed on February 23, 2018, for the year ended December 31, 2017 (the "2017 Form 10-K"). The adoption of these ASUs did not have a significant impact on our unaudited condensed consolidated and combined financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We adopted the amendments of this ASU effective January 1, 2018, and the initial adoption of the amendment in this ASU did not impact our unaudited condensed consolidated and combined financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. We adopted the amendments of this ASU effective January 1, 2018, which impacted the presentation of our financial statements. Our historical presentation of service cost components was consistent with the amendments in this ASU. The other components of net periodic pension and postretirement benefit costs are presented within other nonoperating income, whereas we historically presented these within cost of goods sold and selling, general and administrative expenses. As a result of the retrospective adoption of this ASU, for the three and nine months ending September 30, 2017, cost of goods sold increased by $2 million and $5 million, respectively, selling, general and administrative expenses decreased by $1 million and $2 million, respectively, and other income increased by $1 million and $3 million, respectively, within our unaudited condensed consolidated and combined statements of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted in any interim period after the issuance of this ASU. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We adopted the amendments of this ASU effective January 1, 2018, and the initial adoption of the amendment in this ASU did not have an impact on our unaudited condensed consolidated and combined financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted for all entities. We plan to adopt ASU 2016-02 using the alternative transition method set forth in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, issued in July 2018, which allows for the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact of the adoption of the amendments in this ASU on our financial statements and believe, based on our preliminary assessment, that we will record significant additional right-of-use assets and lease obligations.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20). The amendments in this ASU add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This standard is effective for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. We are evaluating the effect of adopting this new accounting guidance, but do not expect adoption will have a material impact on our financial position.

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

We generate substantially all of our revenues through sales of inventory in the open market and via long-term supply agreements. At contract inception, we assess the goods promised in our contracts and identify a performance obligation for each promise to transfer to the customer a good that is distinct. In substantially all cases, a contract has a single performance obligation to deliver a promised good to the customer. Revenue is recognized when the performance obligations under the terms of our contracts are satisfied. Generally, this occurs at the time of shipping, at which point the control of the goods transfers to the customer. Further, in determining whether control has transferred, we consider if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferred goods. Sales, value-added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We have elected to account for all shipping and handling activities as fulfillment costs. We recognize these costs for shipping and handling when control over products have transferred to the customer as an expense in cost of goods sold. We have also elected to expense commissions when incurred as the amortization period of the commission asset that we would have otherwise recognized is less than one year.

The following table disaggregates our revenue by major geographical region for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
North America	$73	$68	$141	$225	$223	$448
Europe	192	48	240	661	165	826
Asia	85	21	106	278	78	356
Other	39	7	46	136	15	151
Total Revenues	$389	$144	$533	$1,300	$481	$1,781

The following table disaggregates our revenue by major product line for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$389	$—	$389	$1,300	$—	$1,300
Color Pigments	—	71	71	—	237	237
Functional Additives	—	34	34	—	114	114
Timber Treatment	—	34	34	—	112	112
Water Treatment	—	5	5	—	18	18
Total Revenues	$389	$144	$533	$1,300	$481	$1,781

The amount of consideration we receive and revenue we recognize is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. We also give our customers a limited right to return products that have been damaged, do not satisfy their specifications, or other specific reasons. Payment terms on product sales to our customers typically range from 30 days to 90 days. Although certain exceptions exist where standard payment terms are exceeded, these instances are infrequent and do not exceed one year. Discounts are allowed for some customers for early payment or if a certain volume is met. As our standard payment terms are less than one year, we have elected to not assess whether a contract has a significant financing component. In order to estimate the applicable variable consideration at the time of revenue recognition, we use historical and current trend information to estimate the amount of discounts, rebates, or returns to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and accrued at the point of which revenue is recognized have not materially differed.

Note 4. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$166	$149
Work in process	50	46
Finished goods	297	259
Total	$513	$454

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

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at September 30, 2018, the joint ventures’ assets, liabilities and results of operations are included in Venator’s condensed consolidated and combined financial statements.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$28	$31	$94	$97
Income from continuing operations before income taxes	3	4	11	16
Net cash provided by operating activities	2	6	14	20

Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency. As of September 30, 2018 and December 31, 2017, accrued restructuring and plant closing and transition costs by type of cost and initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2017	$34	$—	$34
2018 charges for 2017 and prior initiatives	4	13	17
2018 charges for 2018 initiatives	17	—	17
2018 payments for 2017 and prior initiatives	(14)	(13)	(27)
2018 payments for 2018 initiatives	(1)	—	(1)
Foreign currency effect on liability balance	(1)	—	(1)
Accrued liabilities as of September 30, 2018	$39	$—	$39

(1)	The total workforce reduction reserves of $39 million relate to the termination of 619 positions, of which zero positions had been terminated as of September 30, 2018.

(2)	Accrued liabilities remaining at September 30, 2018 and December 31, 2017 by year of initiatives were as follows:

	September 30, 2018	December 31, 2017
2016 initiatives and prior	$7	$9
2017 initiatives	17	25
2018 initiatives	15	—
Total	$39	$34

Details with respect to our reserves for restructuring and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2017	$30	$4	$34
2018 charges for 2017 and prior initiatives	16	1	17
2018 charges for 2018 initiatives	15	2	17
2018 payments for 2017 and prior initiatives	(23)	(4)	(27)
2018 payments for 2018 initiatives	—	(1)	(1)
Foreign currency effect on liability balance	(1)	—	(1)
Accrued liabilities as of September 30, 2018	$37	$2	$39
Current portion of restructuring reserves	23	2	25
Long-term portion of restructuring reserve	14	—	14

Details with respect to cash and noncash restructuring charges and impairment of assets for the three and nine months ended September 30, 2018 and 2017 by initiative are provided below:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Cash charges	$22	$34
Pension related charges	24	24
Accelerated depreciation	373	505
Other noncash charges	9	10
Total 2018 Restructuring, Impairment and Plant Closing and Transition Costs	$428	$573

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Cash charges	$16	$42
Impairment of assets	—	3
Other noncash charges	—	4
Total 2017 Restructuring, Impairment and Plant Closing and Transition Costs	$16	$49

Restructuring Activities

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of nil for the three and nine months ended September 30, 2018, each. We do not expect to incur any additional charges as part of this program and the remaining cash payments will be made through the end of 2019.

In July 2016, we announced plans to close our Umbogintwini, South Africa TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of approximately $1 million and $3 million for the three and nine months ended September 30, 2018, respectively. We expect to incur additional charges of approximately $11 million through the end of 2022.

In March 2017, we announced a plan to close the white end finishing and packaging operation of our TiO2 manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $3 million and $12 million for the three and nine months ended September 30, 2018, respectively. We expect to incur additional charges of approximately $45 million through the end of 2022.

In September 2017, we announced a plan to close our St. Louis and Easton manufacturing facilities. As part of the program, we recorded restructuring expense of approximately $6 million and $13 million related to accelerated depreciation for the three and nine months ended September 30, 2018, respectively. We expect to incur $1 million of accelerated depreciation through the end of 2018.

In May 2018, we implemented a plan to close portions of our Color Pigments manufacturing facility in Augusta, Georgia. As part of the program, we recorded restructuring expense of nil and $127 million for the three and nine months ended September 30, 2018, respectively. We expect to incur additional charges of approximately $2 million through the end of 2019.

In August 2018, we announced a plan to close our Color Pigments manufacturing sites in Beltsville, Maryland. As part of the program, we expect to incur charges of approximately $3 million through 2019, of which $2 million relates to accelerated depreciation.

In September 2018, we announced a plan to close our Pori, Finland TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of approximately $415 million for the three and nine months ended September 30, 2018, each, of which $367 million related to accelerated depreciation, $39 million related to employee benefits, and $9 million related to the write off of other assets. This restructuring expense consists of $30 million of cash and $385 million of noncash charges. We expect to incur additional charges of approximately $220 million through the end of 2024, of which $111 million relates to accelerated depreciation, $105 million relates to plant shut down costs, and $4 million relates to other employee costs. Future charges consist of $216 million of noncash costs and $4 million of cash costs.

Note 7. Debt

Outstanding debt, net of debt issuance costs of $12 million, consisted of the following:

	September 30, 2018	December 31, 2017
Senior Notes	$370	$370
Term Loan Facility	365	367
Other	13	20
Total debt	748	757
Less: short-term debt and current portion of long-term debt	7	14
Total long-term debt	$741	$743

The estimated fair value of the Senior Notes was $341 million and $396 million as of September 30, 2018 and December 31, 2017, respectively. The estimated fair value of the Term Loan Facility was $372 million and $378 million as of September 30, 2018 and December 31, 2017, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The weighted average interest rate on our outstanding balances under the Senior Notes and Term Loan Facility as of September 30, 2018 and December 31, 2017 was approximately 5% each.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Venator’s option, either (a) a London Interbank Offering Rate (“LIBOR”) based rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate. The applicable margin percentage is calculated and established once every three calendar months and varies from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three-month period.

Guarantees

All obligations under the Senior Credit Facilities are guaranteed by Venator and substantially all of our subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of Venator and the Guarantors, in each case subject to certain exceptions. Lien priority as between the Term Loan Facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

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

The entities’ allocated losses on the A/R Programs for the three and nine months ended September 30, 2017 was nil and $1 million, respectively. The allocation of losses on sale of accounts receivable is based upon the pro-rata portion of total receivables sold into the securitization program as well as other program and interest expenses associated with the A/R Programs.

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

The effective portion of the changes in the fair value of the swaps are deferred in other comprehensive loss and subsequently recognized in other income, net in the unaudited condensed consolidated and combined statements of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was nil and $5 million at September 30, 2018 and December 31, 2017, respectively, and was recorded as other long-term liabilities on our unaudited condensed consolidated and combined balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the nine months ended September 30, 2018, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of approximately $5 million. As of September 30, 2018, accumulated comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risk associated with the risks of foreign currency exposure. At September 30, 2018 and December 31, 2017, we had approximately $95 million and $109 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

During the nine months ended September 30, 2018, based upon our intention to close our Pori, Finland TiO2 facility, we recognized a full valuation allowance on net deferred tax assets in Finland. Given anticipated project wind-down and closure costs expected to be incurred over the coming years and Finland’s ten-year carryover of net operating losses (“NOLs”), we expect all Finland NOLs will expire unused. As a result, we recorded a valuation allowance against net deferred tax assets that resulted in $11 million of income tax expense and a reduction to deferred tax assets on our unaudited condensed consolidated and combined balance sheet. In addition, we recognized no income tax benefit for 2018 year-to-date Finland losses on our unaudited condensed consolidated and combined statements of operations for the nine months ended September 30, 2018.

We recorded income tax benefit and expense of $55 million and $14 million, respectively, for the three months ended September 30, 2018 and 2017, respectively, and income tax expense of $10 million and $26 million for the nine months ended September 30, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

For the period ended September 30, 2018 we have not made any additional measurement-period adjustments related to deferred taxes during the quarter as we have not yet completed our accounting for the income tax effects of certain elements of the Tax Act. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may adjust the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made. We expect to complete our accounting within the prescribed measurement period.

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(368)	$51	$(94)	$58
Basic and diluted income from discontinued operations:
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	$—	$—	$—	$8
Basic and diluted net (loss) income:
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(368)	$51	$(94)	$66
Denominator:
Weighted average shares outstanding	106.4	106.3	106.4	106.3
Dilutive share-based awards	0.3	0.3	0.4	0.3
Total weighted average shares outstanding, including dilutive shares	106.7	106.6	106.8	106.6

For each of the three and nine months ended September 30, 2018 and 2017, the number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was not significant.

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

We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by purchasers of products made from TiO2 (the “Indirect Purchasers”) making essentially the same allegations as did the direct purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing TiO2. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of nine states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state. We have agreed to settle this matter for an amount immaterial to our unaudited condensed consolidated and combined financial statements. The court gave final approval on August 16, 2018 and the judge signed the final judgment on October 22, 2018.

The Indirect Purchasers sought to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys’ fees. We are not aware of any illegal conduct by us or any of our employees.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in these unaudited condensed consolidated and combined financial statements, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

Note 12. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2018 and 2017, our capital expenditures for EHS matters totaled $5 million, each. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

In connection with our previously announced intention to close our TiO2 manufacturing facility in Pori, Finland, we expect to incur environmental costs related to the cleanup of the facility upon its eventual closure, including remediation costs related to the landfill located on the site. While we do not currently have enough information to be able to estimate the range of potential costs for the cleanup of this facility, these costs could be material to our unaudited condensed consolidated and combined financial statements.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of September 30, 2018 and December 31, 2017, we had environmental reserves of $11 million and $12 million, respectively. We may incur losses for environmental remediation.

Note 13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2018	$(6)	$(267)	$(5)	$(5)	$(283)	$—	$(283)
Other comprehensive (loss) income before reclassifications, gross	(49)	—	—	5	(44)	—	(44)
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	10	—	—	10	—	10
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(49)	10	—	5	(34)	—	(34)
Ending balance, September 30, 2018	$(55)	$(257)	$(5)	$—	$(317)	$—	$(317)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2017	$(112)	$(306)	$(5)	$(423)	$—	$(423)
Adjustments due to discontinued operations, gross	5	24	—	29	—	29
Tax expense	—	(3)	—	(3)	—	(3)
Other comprehensive income before reclassifications, gross	68	3	—	71	—	71
Tax expense	2	1	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	11	—	11	—	11
Tax benefit	—	—	—	—	—	—
Net current-period other comprehensive income	75	36	—	111	—	111
Ending balance, September 30, 2017	$(37)	$(270)	$(5)	$(312)	$—	$(312)

(a)	Amounts are net of tax of nil as of September 30, 2018 and January 1, 2018, each.

(b)	Amounts are net of tax of $52 million as of September 30, 2018 and January 1, 2018, each.

(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.

(d)	Amounts are net of tax of $2 million and nil as of September 30, 2017 and January 1, 2017, respectively.

(e)	Amounts are net of tax of $54 million and $56 million as of September 30, 2017 and January 1, 2017, respectively.

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the statement
	2018	2017	2018	2017	where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$3	$5	$10	$13	Non operating other income
Prior service credit	—	(1)	—	(2)	Non operating other income
Total amortization	3	4	10	11	Total before tax
Income tax expense	—	—	—	—	Income tax expense
Total reclassifications for the period	$3	$4	$10	$11	Net of tax

(a)	Pension and other postretirement benefit amounts in parentheses indicate credits on our consolidated statements of operations.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Titanium Dioxide	$389	$431	$1,300	$1,217
Performance Additives	144	151	481	464
Total	$533	$582	$1,781	$1,681
Segment adjusted EBITDA(1)
Titanium Dioxide	$75	$127	$365	$268
Performance Additives	12	15	59	57
	87	142	424	325
Corporate and other	(10)	(8)	(33)	(48)
Total	77	134	391	277
Reconciliation of adjusted EBITDA to net income:
Interest expense	(14)	(30)	(41)	(54)
Interest income	4	22	11	25
Income tax benefit (expense) - continuing operations	55	(14)	(10)	(26)
Depreciation and amortization	(33)	(35)	(102)	(95)
Net income attributable to noncontrolling interests	2	2	6	8
Other adjustments:
Business acquisition and integration expenses	(5)	(4)	(9)	(2)
Separation expense, net	—	—	(1)	—
Net income of discontinued operations, net of tax	—	—	—	8
Loss on disposition of business/assets	—	—	(2)	—
Certain legal settlements and related expenses	—	—	—	(1)
Amortization of pension and postretirement actuarial losses	(3)	(5)	(10)	(13)
Net plant incident (costs) credits	(21)	(1)	252	(4)
Restructuring, impairment and plant closing and transition costs	(428)	(16)	(573)	(49)
Net (loss) income	$(366)	$53	$(88)	$74

(1)
Adjusted EBITDA is defined as net income of Venator before interest, income tax from continuing operations, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments from net income: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations, net of tax; (d) loss on disposition of business/assets; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident (costs) credits; and (g) restructuring, impairment, and plant closing and transition costs.

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

The following table summarizes the operations data for discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Trade sales, services and fees, net	$—	$—	$—	$15
Related party sales	—	—	—	17
Total revenues	—	—	—	32
Cost of goods sold	—	—	—	26
Operating expenses:
Selling, general and administrative (includes corporate allocations of nil, nil, nil and $1, respectively)	—	—	—	(7)
Restructuring, impairment and plant closing costs	—	—	—	1
Other income, net	—	—	—	1
Total operating expenses	—	—	—	(5)
Income from discontinued operations before tax	—	—	—	11
Income tax expense	—	—	—	(3)
Net income from discontinued operations	$—	$—	$—	$8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the related notes included in Item 1 hereto.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Note Regarding Forward-Looking Statements” in this Part I and “Part II. Item 1A. Risk Factors."

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

Recent Developments

Potential Acquisition of Tronox European Paper Laminates Business

On July 16, 2018, we announced that we reached an agreement with Tronox Limited (“Tronox”) to purchase the European paper laminates business (the “8120 Grade”) from Tronox upon the closing of their proposed merger with The National Titanium Dioxide Company Limited ("Cristal"). In connection with the acquisition, Tronox would supply the 8120 Grade to us under a Transitional Supply Agreement until the transfer of the manufacturing of the 8120 Grade to our Greatham, U.K., facility has been completed.

Additionally, we announced that we entered into an agreement with Tronox providing, among other things, that the parties would engage in exclusive negotiations until September 29, 2018, regarding the purchase by us of the Ashtabula, Ohio, TiO2 manufacturing complex currently owned by Cristal. Following the expiration of the exclusivity period, we announced our intention to continue to negotiate with Tronox on a nonexclusive basis, but have not reached agreement regarding the potential divestiture.

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products.

On April 13, 2018, we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. For the nine months ended September 30, 2018, we received €243 million, or $298 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

During the nine months ended September 30, 2018, we recorded $371 million of income related to insurance recoveries in cost of goods sold while $187 million was recognized in 2017. The difference between payments received from our insurers of $551 million and the insurance recovery income of $558 million is related to the foreign exchange movements of the U.S. Dollar against the Euro during the periods.

$68 million of deferred income for insurance recoveries was reported in accrued liabilities as of December 31, 2017.

We recorded a loss of $7 million and $18 million for cleanup and other non-capital reconstruction costs in cost of goods sold for the nine months ended September 30, 2018 and 2017, respectively. We recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our unaudited condensed consolidated and combined statements of operations for the nine months ended September 30, 2017.

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through 2021. As part of the plan, we recorded restructuring expense of approximately $415 million for the three and nine months ended September 30, 2018, of which $367 million related to acceleration depreciation, $39 million related to employee benefits, and $9 million related to the write-off of other assets. This restructuring expense consists of $30 million of cash and $385 million of noncash charges.

Please see “Part II, Item 1A. Risk Factors—Risks Relating to our Business—Disruptions in production at our manufacturing facilities, including at our TiO2 manufacturing facility in Pori, Finland, may have a material adverse impact on our business, results of operations and/or financial condition.”

Recent Trends and Outlook

We expect the following factors to impact our operating results in the near term:

•	TiO2 pricing to reflect historical seasonal patterns, consistent with quarterly demand trends, with regional price differentials converging

•	Increasing raw material (ore) and energy costs

•	Continued benefit from the ongoing $90 million Business Improvement Program

•	Transfer of our specialty and differentiated product grades from Pori to other sites within our network and the subsequent closure of our Pori, Finland TiO2 manufacturing facility

•	Industry fundamentals to support ongoing profitability in TiO2

•We expect that our corporate and other costs will be approximately $50 million per year.

We continue to implement our Business Improvement Program which we expect to be completed by the first quarter of 2019 and continue to provide contributions to adjusted EBITDA. Of the $60 million we previously estimated for annualized savings, we have realized approximately $37 million of savings through the third quarter of 2018 as a result of these programs. In addition to these savings, we achieved approximately $6 million of EBITDA in the third quarter of 2018 from volume improvements as part of the Business Improvement Program. If successfully implemented, we expect the general cost reductions and optimization of our manufacturing network to result in additional contributions to our adjusted EBITDA of approximately $23 million per year by the first quarter of 2019, with additional projected contributions to adjusted EBITDA from volume growth.

In 2018, we expect to spend approximately $120 million of capital expenditures, excluding expenditures related to our Pori, Finland facility.

Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate. We expect our adjusted long-term effective tax rate will be approximately 15% to 20%. We believe the impact of the Tax Act on our adjusted long-term effective tax rate will not be material, given the low percentage of our global pre-tax income earned in the United States. We expect our near-term cash tax rate will be between 10% to 15%. In addition, based on the recent years’ profitability in our Titanium Dioxide segment in the U.K. and Spain, we anticipate sufficient positive evidence to support the partial release of valuation allowances on certain net deferred tax assets in late 2018. Due to application of the local tax rules in the U.K. and Spain, which limit the amount of net operating loss carryforward that may be utilized on an annual basis, we currently estimate a partial valuation allowance release of approximately $25 million to $35 million for these jurisdictions during the quarter ended December 31, 2018.

Results of Operations

The following table sets forth our consolidated results of operations for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$533	$582	(8)%	$1,781	$1,681	6%
Cost of goods sold	463	448	3%	1,110	1,356	(18)%
Operating expenses	57	44	30%	154	158	(3)%
Restructuring, impairment and plant closing and transition costs	428	16	2,575%	573	49	1,069%
Operating (loss) income	(415)	74	NM	(56)	118	NM
Interest expense, net	(10)	(8)	(25)%	(30)	(29)	(3)%
Other income	4	1	300%	8	3	167%
(Loss) income from continuing operations before income taxes	(421)	67	NM	(78)	92	NM
Income tax benefit (expense)	55	(14)	NM	(10)	(26)	(62)%
(Loss) income from continuing operations	(366)	53	NM	(88)	66	NM
Income from discontinued operations	—	—	NM	—	8	(100)%
Net (loss) income	(366)	53	NM	(88)	74	NM
Reconciliation of net income to adjusted EBITDA:
Interest expense, net	10	8	25%	30	29	3%
Income tax (benefit) expense - continuing operations	(55)	14	NM	10	26	(62)%
Depreciation and amortization	33	35	(6)%	102	95	7%
Net income attributable to noncontrolling interests	(2)	(2)	—%	(6)	(8)	25%
Other adjustments:
Business acquisition and integration expenses	5	4		9	2
Separation expense, net	—	—		1	—
Net income of discontinued operations, net of tax	—	—		—	(8)
Loss on disposition of business/assets	—	—		2	—
Certain legal settlements and related expenses	—	—		—	1
Amortization of pension and postretirement actuarial losses	3	5		10	13
Net plant incident costs (credits)	21	1		(252)	4
Restructuring, impairment and plant closing and transition costs	428	16		573	49
Adjusted EBITDA(1)	$77	$134		$391	$277

Net cash provided by operating activities from continuing operations				$306	$180	70%
Net cash (used in) provided by investing activities from continuing operations				(266)	73	NM
Net cash used in financing activities				(17)	(99)	(83)%
Capital expenditures				(272)	(97)	180%

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
(Dollars in millions, except per share amounts)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income:
Net (loss) income			$(366)			$53
Net income attributable to noncontrolling interests			(2)			(2)
Other adjustments:
Business acquisition and integration expenses	5	(1)	4	4	(1)	3
Amortization of pension and postretirement actuarial losses	3	(1)	2	5	—	5
Net plant incident costs	21	(3)	18	1	—	1
Restructuring, impairment and plant closing and transition costs	428	(50)	378	16	(1)	15
Adjusted net income(2)			$34			$75

Weighted-average shares-basic			106.4			106.3
Weighted-average shares-diluted			106.7			106.6

Net (loss) income attributable to Venator Materials PLC ordinary shareholders:
Basic			$(3.46)			$0.48
Diluted			$(3.46)			$0.48

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.32			$0.71
Diluted			$0.32			$0.70

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
(Dollars in millions, except per share amounts)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income:
Net (loss) income			$(88)			$74
Net income attributable to noncontrolling interests			(6)			(8)
Other adjustments:
Business acquisition and integration expenses	9	(2)	7	2	(1)	1
Separation expense, net	1	—	1	—	—	—
Net income of discontinued operations	—	—	—	(11)	3	(8)
Loss on disposition of business/assets	2	—	2	—	—	—
Certain legal settlements and related expenses	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	10	(2)	8	13	—	13
Net plant incident (credits) costs	(252)	49	(203)	4	(1)	3
Restructuring, impairment and plant closing and transition costs	573	(78)	495	49	(4)	45
Adjusted net income(2)			$216			$121

Weighted-average shares-basic			106.4			106.3
Weighted-average shares-diluted			106.8			106.6

Net (loss) income attributable to Venator Materials PLC ordinary shareholders:
Basic			$(0.88)			$0.63
Diluted			$(0.88)			$0.62

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$2.03			$1.14
Diluted			$2.02			$1.14

NM—Not meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income before interest, income tax from continuing operations, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations, net of tax; (d) loss on disposition of business/assets; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident costs (credits); and (h) restructuring, impairment and plant closing and transition costs. We believe that net income is the performance measure calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) that is most directly comparable to adjusted EBITDA.

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses; (b) separation expense, net; (c) net income of discontinued operations; (d) loss on disposition of business/assets; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident costs (credits); (h) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted adjusted net income per share was based on the ordinary shares that were outstanding at the time of our IPO. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, net loss was $366 million on revenues of $533 million, compared with net income of $53 million on revenues of $582 million for the same period in 2017. The decrease of $419 million in net income was the result of the following items:

•
Revenues for the three months ended September 30, 2018 decreased by $49 million, or 8%, as compared with the same period in 2017. The decrease was due to a $42 million decrease in revenue in our Titanium Dioxide segment primarily related to decreases in volumes, and a $7 million decrease in revenue in our Performance Additives segment due to decreases in volumes. See “—Segment Analysis” below.

•
Our operating expenses for the three months ended September 30, 2018 increased by $13 million, or 30%, as compared with the same period in 2017, primarily related to $7 million of incremental SG&A costs in 2018 which are required to operate as a stand-alone company and $4 million of income recognized in 2017 for sales of raw materials, for which similar sales in 2018 are reported as revenues.

•
Restructuring, impairment and plant closing and transition costs for the three months ended September 30, 2018 increased to $428 million from $16 million for the same period in 2017 primarily as a result of the planned closure of our plant in Pori, Finland beginning in the third quarter of 2018. For more information concerning restructuring and plant closing activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

•
Our income taxes for the three months ended September 30, 2018 was $55 million of income tax benefit compared to $14 million of income tax expense for the same period in 2017. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated and combined financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	September 30,
(Dollars in millions)	2018	2017
Revenues
Titanium Dioxide	$389	$431	(10)%
Performance Additives	144	151	(5)%
Total	$533	$582	(8)%
Segment adjusted EBITDA
Titanium Dioxide	$75	$127	(41)%
Performance Additives	12	15	(20)%
	87	142	(39)%
Corporate and other	(10)	(8)	(25)%
Total	$77	$134	(43)%

	Three Months Ended September 30, 2018 vs. 2017
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	7%	—%	1%	(18)%
Performance Additives	2%	—%	(1)%	(6)%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $389 million in the three months ended September 30, 2018, a decrease of $42 million, or 10%, compared to the same period in 2017. The decrease was primarily due to an

18% decline in sales volumes partially offset by a 7% increase in average selling prices and a 1% benefit from mix and other. The impact from foreign exchange rates, was neutral in the quarter.

Sales volumes decreased due to lower demand for functional grade product as a result of customer destocking and lower product availability due to extended planned maintenance turnarounds. The increase in selling prices compared to the prior year period reflects more favorable business conditions for TiO2, allowing for an increase in prices globally.

Adjusted EBITDA for our Titanium Dioxide segment decreased $52 million compared to the same period in 2017. In the prior year period, we recognized $20 million of adjusted EBITDA attributable to lost earnings at our Pori, Finland facility which were reimbursed through insurance proceeds. The remaining decrease in adjusted EBITDA was primarily attributable to lower revenue and lower margins as a result of higher raw material and energy costs, partially offset by $3 million of savings from our Business Improvement Program.

Performance Additives

The Performance Additives segment generated $144 million of revenue in the three months ended September 30, 2018, which is $7 million, or 5%, lower than the same period in 2017. This decrease was the result of a 6% decrease in volumes relating to weaker than expected construction activity in North America and Europe, and a 1% decrease due to sales mix and other, partially offset by a 2% increase in average selling prices. Selling prices increased in certain functional additives and timber treatment product lines to offset increases in raw material and energy costs.

Adjusted EBITDA in our Performance Additives segment decreased by $3 million for the three months ended September 30, 2018 compared to the same period in 2017, primarily a result of increased raw material and energy costs impacting revenue and segment margins, partially offset by $3 million of savings from our Business Improvement Program.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $10 million, or $2 million more in the three months ended September 30, 2018 than the same period in 2017, as a result of an increase in selling, general and administrative costs to operate as a standalone company.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, net loss was $88 million on revenues of $1,781 million, compared with net income of $74 million on revenues of $1,681 million for the same period in 2017. The decrease of $162 million in net income was the result of the following items:

•
Revenues for the nine months ended September 30, 2018 increased by $100 million, or 6%, as compared with the same period in 2017. The increase was due to a $83 million increase in revenue in our Titanium Dioxide segment primarily related to increases in average selling prices, and a $17 million increase in revenue in our Performance Additives segment due to increases in selling prices. See “—Segment Analysis” below.

•	Our operating expenses for the nine months ended September 30, 2018 decreased by $4 million, or 3%, as compared with the same period in 2017, primarily related to the impact of foreign exchange rates.

•
Restructuring, impairment and plant closing and transition costs for the nine months ended September 30, 2018 increased to $573 million from $49 million for the same period in 2017 primarily as a result of the closure of a portion of our Augusta, Georgia plant in the second quarter of 2018 and the closure of our plant in Pori, Finland beginning in the third quarter of 2018. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

•
Our income tax expense for the nine months ended September 30, 2018 decreased to $10 million from $26 million for the same period in 2017. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operated, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated and combined financial statements.

Segment Analysis

	Nine Months Ended		Percent Change Favorable (Unfavorable)
	September 30,
(Dollars in millions)	2018	2017
Revenues
Titanium Dioxide	$1,300	$1,217	7%
Performance Additives	481	464	4%
Total	$1,781	$1,681	6%
Segment adjusted EBITDA
Titanium Dioxide	$365	$268	36%
Performance Additives	59	57	4%
	424	325	30%
Corporate and other	(33)	(48)	31%
Total	$391	$277	41%

	Nine Months Ended September 30, 2018 vs. 2017
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	16%	5%	1%	(15)%
Performance Additives	4%	3%	(2)%	(1)%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $1,300 million in the nine months ended September 30, 2018, an increase of $83 million, or 7%, compared to the same period in 2017. The increase was primarily due to a 16% increase in average selling prices, a 5% improvement driven by the favorable impact of foreign exchange rates, and a 1% increase due to mix and other partially offset by a 15% decrease in sales volumes.

Sales volumes decreased due to customer destocking, lower product availability due to extended planned maintenance turnarounds, the impact of the fire at our Pori, Finland manufacturing facility and as a result of plant closures as part of our restructuring programs. Excluding the impact of the fire at our Pori plant and the impact of plants closed as part of our restructuring programs, sales volumes decreased by 9%. The increase in selling prices compared to the prior year period reflects more favorable business conditions for TiO2, allowing for an increase in prices globally.

Adjusted EBITDA for our Titanium Dioxide segment increased $97 million for the nine months ended September 30, 2018 compared to the same period in 2017. This increase was primarily as a result of improvements in pricing, $14 million of energy credits sold in 2018, a $14 million of benefits from our business improvement program, partially offset by declines in revenues and margins as a result of higher raw materials and energy costs.

Performance Additives

The Performance Additives segment generated $481 million of revenue in the nine months ended September 30, 2018, which is $17 million, or 4%, higher compared to the same period in 2017 resulting from a 4% increase in average selling prices, a 3% improvement driven by the favorable impact of foreign exchange rates, partially offset by a 2% decrease due to less favorable sales mix and other and a 1% decrease in volumes. Selling prices increased in certain functional additives, color pigment, and timber treatment product lines to offset increases in raw material and energy costs.

Adjusted EBITDA in our Performance Additives segment increased by $2 million, or 4%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to $7 million of benefits from our business improvement program, partially offset by increases in raw material and energy costs.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $33 million, or $15 million lower for the nine months ended September 30, 2018 than the same period in 2017 as our costs to operate as a standalone company are lower than those costs historically allocated to us from Huntsman.

Liquidity and Capital Resources

Prior to the separation, our primary source of liquidity and capital resources had been cash flows from operations, our participation in a cash pooling program with Huntsman and debt incurred by Huntsman. Following the separation, we have not received any funding through the Huntsman cash pooling program. We had cash and cash equivalents of $251 million and $238 million as of September 30, 2018 and December 31, 2017, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures, will be met by available cash generated from operations and borrowings under the ABL Facility.

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

In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. Assuming all proposed borrowers currently participate in the facility, the borrowing base calculation as of September 30, 2018 is in excess of $269 million, of which $260 million was available to borrowers. To participate in the facility, each borrower is required to deliver certain documentation and security agreements to the satisfaction of the administrative agent, which was achieved in January 2018.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•
Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $75 million for the nine months ended September 30, 2018 as reflected in our unaudited condensed consolidated and combined statements of cash flows. We expect volatility in our working capital components to continue due to seasonal changes in working capital throughout the year.

•
We expect to spend approximately $48 million on capital expenditures during the fourth quarter of 2018. Our future expenditures include certain EHS maintenance and upgrades, periodic maintenance and repairs applicable to major units of manufacturing facilities, expansions of our existing facilities or construction of new facilities, and certain cost reduction projects. We expect to fund this spending with cash provided by operations.

•
During the nine months ended September 30, 2018, we made contributions to our pension and postretirement benefit plans of $21 million. During the remainder of 2018, we expect to contribute an additional amount of approximately $19 million to these plans.

•
We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2018, we had $39 million of accrued restructuring costs of which $25 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $10 million, including $5 million for non-cash charges, and pay approximately $8 million, through the remainder of 2018. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated and combined financial statements.

Further, although the Business Improvement Program is expected to be completed by the first quarter of 2019, we expect to incur additional restructuring charges well beyond this period. We expect the Business Improvement Program to provide additional contributions to adjusted EBITDA in 2018 and 2019.

•
On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland experienced fire damage. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We restored 20% of the total prior capacity, which is dedicated to production of specialty products.

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through 2021. Please see “Part II, Item 1A. Risk Factors-Risks Relating to our Business-Disruptions in production at our manufacturing facilities, including at our TiO2 manufacturing facility in Pori, Finland, may have a material adverse impact on our business, results of operations and/or financial condition.”

•
We have $746 million in aggregate principal outstanding under $375 million, 5.75% of Senior Notes due 2025, and a $371 million Term Loan Facility. See further discussion under "Financing Arrangements."

•
Following the separation and our IPO, we no longer rely on Huntsman’s earnings, assets, cash flow or credit and we are responsible for obtaining and maintaining sufficient working capital and servicing our debt. See “Part I. Item 1A. Risk Factors—Risks Related to Our Relationship with Huntsman—If we are unable to generate sufficient cash flow from our operations, our business, financial condition and results of operations may be materially and adversely affected” in our 2017 Form 10-K.

As of September 30, 2018 and December 31, 2017, we had $7 million and $14 million, respectively, classified as current portion of debt.

As of September 30, 2018 and December 31, 2017, we had approximately $29 million and $31 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of September 30, 2018, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.

Cash Flows for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net cash provided by operating activities from continuing operations was $306 million for the nine months ended September 30, 2018 while net cash provided by operating activities from continuing operations was $180 million for the nine months ended September 30, 2017. The increase in net cash provided by operating activities from continuing operations for the nine months ended September 30, 2018 compared with the same period in 2017 was primarily attributable to noncash restructuring charges of $539 million in 2018 compared to $7 million in 2017, offset by the $162 million decrease in net income as described in “—Results of Operations” above, and a $237 million unfavorable variance in operating assets and liabilities for 2018 as compared with 2017.

Net cash used in investing activities from continuing operations was $266 million for the nine months ended September 30, 2018, compared to net cash provided by investing activities from continuing operations of $73 million for the nine months ended September 30, 2017. The increase in net cash used in investing activities from continuing operations for the nine months ended September 30, 2018 compared with the same period in 2017 was primarily attributable to a decrease in insurance proceeds received for recovery of property damage of $50 million and an increase in capital expenditures of $175 million compared to the prior year period, a decrease in net repayments from affiliates of $121 million and a decrease in net cash received from unconsolidated affiliates.

Net cash used in financing activities from continuing operations was $17 million for the nine months ended September 30, 2018, compared to net cash used in financing activities from continuing operations of $99 million for the nine months ended September 30, 2017. The decrease in net cash used in financing activities from continuing operations for the nine months ended September 30, 2018 compared with the same period in 2017 was primarily attributable to a decrease in final settlement of affiliate balances at separation, a decrease in repayments on affiliate accounts payable of $86 million from 2017 to 2018, partially offset by a decrease in proceeds received from issuance of long-term debt.

Changes in Financial Condition

The following information summarizes our working capital as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,	Increase	Percent
(Dollars in millions)	2018	2017	(Decrease)	Change
Cash and cash equivalents	$251	$238	$13	5%
Accounts receivable, net	398	380	18	5%
Accounts receivable from affiliates	—	12	(12)	(100)%
Inventories	513	454	59	13%
Prepaid expenses	28	19	9	47%
Other current assets	72	66	6	9%
Total current assets from continuing operations	1,262	1,169	93	8%
Accounts payable	375	385	(10)	(3)%
Accounts payable to affiliates	14	16	(2)	(13)%
Accrued liabilities	161	244	(83)	(34)%
Current portion of debt	7	14	(7)	(50)%
Total current liabilities from continuing operations	557	659	(102)	(15)%
Working capital	$705	$510	$195	38%

Our working capital increased by $195 million as a result of the net impact of the following significant changes:

•
Cash and cash equivalents increased by $13 million primarily due to inflows of $306 million from operating activities of continuing operations offset by cash outflows of $266 million from investing activities of continuing operations and $17 million from financing activities of continuing operations.

•	Accounts receivable increased by $18 million primarily due to seasonally higher revenues in the third quarter of 2018 compared to the fourth quarter of 2017.

•
Inventory increased $59 million primarily as a result of a $56 million increase in TiO2 inventory and a $4 million increase in Performance Additives inventory. The increase in TiO2 inventory is driven by an increase in raw material costs year over year and an increase in inventory volumes from the fourth quarter of 2017 to the third quarter of 2018 while the increase in Performance Additives inventory is primarily due to a change in product mix in our functional additives product line.

•
Accrued liabilities decreased by $83 million primarily due to the recognition of deferred income in the second quarter of 2018 recorded in connection with the progress payments received from our insurer related to the fire at our Pori, Finland manufacturing facility.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Venator’s option, either (a) a London Interbank Offering Rate (“LIBOR”) based rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate. The applicable margin percentage is calculated and established once every three calendar months and varies from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three-month period.

Guarantees

All obligations under the Senior Credit Facilities are guaranteed by Venator and substantially all of our subsidiaries (the “Guarantors”) and are secured by substantially all of the assets of Venator and the Guarantors, in each case subject to certain exceptions. Lien priority as between the Term Loan Facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

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

Interest Rate Risk

We are exposed to interest rate risk through the structure of our debt portfolio which includes a mix of fixed and floating rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest-bearing liabilities.

The carrying value of our floating rate debt is approximately $365 million at September 30, 2018. A hypothetical 1% increase in interest rates on our floating rate debt as of September 30, 2018 would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange risk. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At September 30, 2018 and December 31, 2017, we had approximately $95 million and $109 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of September 30, 2018 and December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

During the three months ended September 30, 2018, there have been no material developments with respect to material legal proceedings referenced in “Part I. Item 3. Legal Proceedings” of our 2017 Form 10-K.

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

For example, on January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. We restored 20% of the total prior capacity, which is dedicated to production of specialty products. On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through 2021. Even if we are able to transition production on this schedule, we may lose customers that have in the meantime found alternative suppliers elsewhere.

We expect to account for our closure costs, including the costs of demolition, remediation and contract termination costs, as restructuring expense and fund them from cash from operations, which will decrease our liquidity in the periods those costs are incurred. In addition, our premiums and deductibles may increase substantially as a result of the fire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of equity-based awards granted under our share incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2018.

	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	—	$—	—	$—
August	—	—	—	—
September	4,769	8.83	—	—
Total	4,769	$8.83	—	$—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

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

VENATOR MATERIALS PLC (Registrant)

Date:	October 30, 2018	By:	/s/ Kurt Ogden
Kurt Ogden
Senior Vice President and Chief Financial Officer

Date:	October 30, 2018	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller