Form 10-K
period 2018-12-31
Venator Materials PLC
filed 2019-02-20
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10‑K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
YES ☑ NO ☐
Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the ordinary shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $16.36 on June 29, 2018 reported by the New York Stock Exchange) was approximately $811,784,378.
As of February 12, 2019, the registrant had outstanding 106,521,304 ordinary shares, $0.001 par value per share.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders may be incorporated by reference into Part III of this Form 10‑K. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

VENATOR MATERIALS PLC AND SUBSIDIARIES
2018 ANNUAL REPORT ON FORM 10‑K

GENERAL
Except when the context otherwise requires or where otherwise indicated, (1) all references to “Venator,” the “Company,” “we,” “us” and “our” refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to “Huntsman” refer to Huntsman Corporation, our former parent company, and its subsidiaries, (3) all references to the “Titanium Dioxide” segment or business refer to the titanium dioxide ("TiO2") business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the “Performance Additives” segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to “other businesses” refer to certain businesses that Huntsman retained in connection with the separation and that are reported as discontinued operations in our consolidated and combined financial statements, (6) all references to “Huntsman International” refer to Huntsman International LLC, a wholly-owned subsidiary of Huntsman and the entity through which Huntsman operates all of its businesses, (7) all references to HHN refer to Huntsman (Holdings) Netherlands B.V., a wholly-owned subsidiary of Huntsman and the largest holder of our ordinary shares, (8) we refer to the internal reorganization prior to our initial public offering on August 3, 2017 (the "IPO"), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the Senior Credit Facilities (defined below) and Senior Notes (defined below), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the “separation,” which occurred on August 8, 2017, and (9) the “Rockwood acquisition” refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. (“Rockwood”) completed on October 1, 2014.

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
Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•	volatile global economic conditions;

•	cyclical and volatile TiO2 product applications;

•	highly competitive industries and the need to innovate and develop new products;

•	our ability to successfully transfer production of certain specialty and differentiated products from our Pori, Finland manufacturing facility to other sites within our manufacturing network;

•	economic conditions and regulatory changes following the likely exit of the United Kingdom (the “U.K.”) from the EU;

•
increased manufacturing regulations for some of our products, including the outcome of the pending potential classification of TiO2 as a carcinogen in the European Union (“EU”) or any increased regulatory scrutiny;

•	disruptions in production at our manufacturing facilities and our ability to cover resulting costs, including construction costs, and lost revenue with insurance proceeds;

•	fluctuations in currency exchange rates and tax rates;

•	price volatility or interruptions in supply of raw materials and energy;

•	our ability to realize financial and operational benefits from our business improvement plans and initiatives;

•	changes to laws, regulations or the interpretation thereof;

•	significant investments associated with efforts to transform our business;

•	differences in views with our joint venture participants;

•	high levels of indebtedness;

•	EHS laws and regulations;

•	our ability to obtain future capital on favorable terms;

•	seasonal sales patterns in our product markets;

•	our ability to successfully defend legal claims against us, or to pursue legal claims against third parties;

•	our ability to adequately protect our critical information technology systems;

•	our ability to comply with expanding data privacy regulations;

•	failure to maintain effective internal controls over financial reporting and disclosure;

•	our indemnification of Huntsman and other commitments and contingencies;

•	financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners;

•	failure to enforce our intellectual property rights;

•	our ability to effectively manage our labor force;

•	conflicts, military actions, terrorist attacks and general instability; and

•	our ability to realize the expected benefits of our separation from Huntsman.

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

PART I
ITEM 1. BUSINESS
Overview
We are a leading global manufacturer and marketer of chemical products that improve the quality of life for downstream consumers and promote a sustainable future. Our products comprise a broad range of innovative chemicals and formulations that bring color and vibrancy to buildings, protect and extend product life, and reduce energy consumption. We market our products globally to a diversified group of industrial customers through two segments: Titanium Dioxide, which consists of our TiO2 business, and Performance Additives, which consists of our functional additives, color pigments, timber treatment and water treatment businesses. We are a leading global producer in many of our key product lines, including TiO2, color pigments and functional additives, a leading North American producer of timber treatment products and a leading European producer of water treatment products. We operate 24 manufacturing facilities, employ approximately 4,300 associates worldwide and sell our products in more than 110 countries.

We operate in a variety of end markets, including industrial and architectural coatings, construction materials, plastics, paper, printing inks, pharmaceuticals, food, cosmetics, fibers and films and personal care. Within these end markets, our products serve approximately 4,800 customers globally. Our production capabilities allow us to manufacture a broad range of functional TiO2 products as well as specialty TiO2 products that provide critical performance for our customers and sell at a premium for certain end-use applications. Our color pigments, functional additives and timber treatment products provide essential properties for our customers’ end-use applications by enhancing the color and appearance of construction materials and delivering performance benefits in other applications such as corrosion and fade resistance, water repellence and flame suppression. We believe that our global footprint and broad product offerings differentiate us from our competitors and allow us to better meet our customers’ needs.
For the year ended December 31, 2018, we had total revenues of $2,265 million. Adjusted EBITDA for the year ended December 31, 2018 was $436 million, comprised of $417 million from our Titanium Dioxide segment and $62 million from our Performance Additives segment.
Our Titanium Dioxide and Performance Additives segments have been transformed in recent years and we have a well-established position in each of the industries in which we operate. We continue to implement additional business improvements within our Titanium Dioxide and Performance Additives businesses which will continue to provide incremental improvements in our earnings as these programs are achieved.
The table below summarizes the key products, end markets and applications, representative customers, revenues and sales information by segment as of December 31, 2018.

For additional information about our business segments, including related financial information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 25. Operating Segment Information” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. During the twelve months ended December 31, 2018, we recorded $371 million of income related to insurance recoveries in cost of goods sold while $187 million was recognized in 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products.

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors. We currently plan to transfer certain technology and the production of select product grades, namely for inks, cosmetics, pharmaceutical and food grade applications, from Pori to other sites within our network. In addition, and as market conditions warrant, we intend to strengthen the existing manufacturing network by increasing its efficiency and by providing greater manufacturing flexibility. Please see "Part II, Item 1A. Risk Factors-Risks Relating to our Business-We may be unsuccessful in our announced intentions to close the Pori, Finland site and transfer specialty and differentiated production to other sites within our manufacturing network within the anticipated timeframe and we may not experience the full anticipated benefits of our transfer and strengthen program."
Our Business
We manufacture TiO2, functional additives, color pigments, timber treatment and water treatment products. Our broad product range, coupled with our ability to develop and supply specialized products into technically exacting end-use applications, has positioned us as a leader in the markets we serve. We are a leader in the specialty and differentiated TiO2 industry segments, which includes products that sell at a premium and have more stable margins. We also have complementary functional additives, color pigments, timber treatment and water treatment businesses. We have 24 manufacturing facilities operating in 10 countries with a total nameplate production capacity of approximately 1.2 million metric tons per year. We operate eight TiO2 manufacturing facilities in Europe, North America and Asia and 16 color pigments, functional additives, water treatment and timber treatment manufacturing and processing facilities in Europe, North America, Asia and Australia. For the year ended December 31, 2018, our revenues were $2,265 million.

Titanium Dioxide Segment
TiO2 is derived from titanium-bearing ores and is a white inert pigment that provides whiteness, opacity and brightness to thousands of everyday items, including coatings, plastics, paper, printing inks, fibers, food and personal care products. We own a portfolio of brands including the TIOXIDE®, HOMBITAN®, HOMBITEC®, UVTITAN® and ALTIRIS® ranges, which are produced in our eight manufacturing facilities around the globe. We service over 1,600 customers in most major industries and geographic regions. Our global manufacturing footprint allows us to service the needs of both local and global customers, including A. Schulman, AkzoNobel, Ampacet, BASF, Clariant, DSM, Flint, PPG, PolyOne, Sherwin-Williams and Sun Chemical.
We are among the largest global TiO2 producers, with nameplate production capacity of approximately 652,000 metric tons per year. We are able to manufacture a broad range of TiO2 products for functional, differentiated and specialty applications. Our specialty and differentiated product grades generally sell at a premium into more specialized applications such as fibers, catalysts, food, pharmaceuticals and cosmetics.
There are two manufacturing processes for the production of TiO2; the sulfate process and the chloride process. We believe that the chloride process accounts for approximately 45% of global production capacity. Most end-use applications can use pigments produced by either process, although there are markets that prefer pigment from a specific manufacturing route—for example, the inks market prefers sulfate products and the automotive coatings market prefers chloride products. Regional customers typically favor products that are available locally. The sulfate process produces TiO2 in both the rutile and anatase forms, the latter being used in certain high-value specialty applications. Our production capabilities are distinguished from some of our competitors because of our ability to manufacture TiO2 using both sulfate and chloride manufacturing processes, which gives us the flexibility to tailor our products to meet our customers’ needs. By operating both sulfate and chloride processes, we also have the ability to use a wide range of titanium feedstocks, which enhances the competitiveness of our manufacturing operations, by providing flexibility in the selection of raw materials. This helps insulate us from price fluctuations for any particular feedstock and allows us to manage our raw material costs.

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

	Rutile TiO2	Anatase TiO2	Nano TiO2
Characteristics	Most common form of TiO2. Harder and more durable crystal	Softer, less abrasive pigment, preferred for some specialty applications	Very small particles of either rutile or anatase TiO2 (typically less than 100nm in diameter)
Applications	Coatings, printing inks, PVC window frames, plastic masterbatches	Cosmetics, pharmaceuticals, food, polyester fibers, polyamide fibers	Catalysts and cosmetics

Performance Additives Segment
Functional Additives. Functional additives are barium and zinc based inorganic chemicals used to make colors more brilliant, coatings shine, plastic more stable and protect products from fading. We are one of the leading global manufacturer of zinc and barium functional additives. The demand dynamics of functional additives are closely aligned with those of functional TiO2 given the overlap in applications served, including coatings and plastics.

Barium and Zinc Additives
Characteristics	Specialty pigments and fillers based on barium and zinc chemistry
Applications	Coatings, films, paper and glass fiber reinforced plastics

Color Pigments. We are a leading global producer of colored inorganic pigments for the construction, coatings, plastics and specialty markets. We are one of three global leaders in the manufacture and processing of liquid, powder and granulated forms of iron oxide color pigments. We also sell natural and synthetic inorganic pigments and metal carboxylate driers. The cost effectiveness, weather resistance, chemical and thermal stability and coloring strength of iron oxide make it an ideal colorant for construction materials, such as concrete, brick and roof tile, and for coatings and plastics. We produce a wide range of color pigments and are the world’s second largest manufacturer of technical grade ultramarine blue pigments, which have a unique blue shade and are widely used to correct colors, giving them a desirable clean, blue undertone. These attributes have resulted in ultramarine blue being used world-wide for polymeric applications such as construction plastics, food packaging, automotive polymers, consumer plastics, coatings and cosmetics.
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

Made from clay, our ultramarine blue pigments are non-toxic, weather resistant and thermally stable. Ultramarine blue is used world-wide for food contact applications and is used extensively in plastics and the paint industry. Our synthetic ultramarines are permitted for unrestricted use in certain cosmetics applications. We focus on supplying our customers with technical grade ultramarine blues and violets to high specification markets such as the cosmetics industry.
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
We manufacture our timber treatment chemicals in the U.S. and market our products primarily in North America through Viance, LLC (“Viance”), our 50%-owned joint venture with Dow Chemical (now “DowDuPont”). Our residential construction products such as ACQ, ECOLIFE™ and Copper Azole are sold for use in decking, fencing and other residential outdoor wood structures. Our industrial construction products such as Chromated Copper Arsenate are sold for use in telephone poles and salt water piers and pilings.
We manufacture our water treatment chemicals in Germany, and these products are used to improve water purity in industrial, commercial and municipal applications. We are one of Europe’s largest suppliers of polyaluminium chloride-based flocculants with approximately 140,000 metric tons of production capacity. Our main markets are municipal and industrial waste water treatment and the paper industry.
Customers, Sales, Marketing and Distribution
Titanium Dioxide Segment

We serve over 1,600 customers through our Titanium Dioxide segment. These customers produce paints and coatings, plastics, paper, printing inks, fibers and films, pharmaceuticals, food and cosmetics.
Our ten largest customers accounted for 21% of the segment’s sales in 2018 and no single TiO2 customer represented more than 10% of our sales in 2018. Approximately 85% of our TiO2 sales are made directly to customers through our own global sales and technical services network. This network enables us to work directly with our customers and develop a deep understanding of our customers’ needs and to develop valuable relationships. The remaining 15% of sales are made through our distribution network. We maximize the reach of our distribution network by utilizing specialty distributors in selected markets.
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
Our ten largest customers accounted for 20% of the segment’s sales in 2018 and no single Performance Additives customer represented more than 10% of our sales in 2018. Performance Additives segment sales are made directly to customers through our own global sales and technical services network, in addition to utilizing specialty distributors. Our focused sales effort, technical expertise, strong customer service and local manufacturing presence have allowed us to achieve leading market positions in a number of the countries where we manufacture our products. We sell iron oxides primarily through our global sales force whereas our ultramarine sales are predominantly through specialty distributors. We sell the majority of our timber treatment products directly to end customers via our joint venture Viance.
Manufacturing and Operations
Titanium Dioxide Segment
As of December 31, 2018, our Titanium Dioxide segment had eight manufacturing facilities operating in seven countries with a total nameplate production capacity of approximately 652,000 metric tons per year.

	Annual Capacity (metric tons)
		North America
Product Area	EAME(1)		APAC(2)	Total
TiO2	517,000	75,000	60,000	652,000

(1)	“EAME” refers to Europe, Africa and the Middle East.

(2)	“APAC” refers to the Asia-Pacific region including India.
Production capacities of seven of our TiO2 manufacturing facilities are listed below. Approximately 80% of our TiO2 capacity is in Western Europe.

	Annual Capacity (metric tons)
		North America
Site	EAME(1)		APAC	Total	Process
Greatham, U.K.	150,000			150,000	Chloride TiO2
Uerdingen, Germany	107,000			107,000	Sulfate TiO2
Duisburg, Germany	100,000			100,000	Sulfate TiO2
Huelva, Spain	80,000			80,000	Sulfate TiO2
Scarlino, Italy	80,000			80,000	Sulfate TiO2
Lake Charles, Louisiana(2)		75,000		75,000	Chloride TiO2
Teluk Kalung, Malaysia			60,000	60,000	Sulfate TiO2
Total	517,000	75,000	60,000	652,000

(1)
Excludes a sulfate plant in Umbogintwini, South Africa, which closed in the fourth quarter of 2016, our TiO2 finishing plant in Calais, France which was closed in the fourth quarter of 2017, and our TiO2 plant in Pori, Finland, closure of which was announced in the third quarter of 2018 and which currently has an annual finishing capacity of up to 25,000 metric tons.

(2)
This facility is owned and operated by Louisiana Pigment Company L.P. (“LPC”), a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide, Inc. (“Kronos”). The capacity shown reflects our 50% interest in LPC.

Performance Additives Segment
As of December 31, 2018, our Performance Additives segment had 16 manufacturing facilities operating in seven countries with a total nameplate production capacity of approximately 525,000 metric tons per year.

	Annual Capacity (metric tons)
		North America(1)
Product Area	EAME		APAC	Total
Functional additives	100,000			100,000
Color pigments	85,000	40,000	20,000	145,000
Timber treatment		140,000		140,000
Water treatment	140,000			140,000
Total	325,000	180,000	20,000	525,000

(1)
Excludes color pigments plants in St. Louis, Missouri, Easton, Pennsylvania, and Beltsville, Maryland which were closed in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018, respectively.

Joint Ventures
LPC is our 50%-owned joint venture with Kronos. We share production offtake and operating costs of the plant with Kronos, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in LPC is accounted for using the equity method.
Viance is our 50%-owned joint venture with DowDuPont. Viance markets our timber treatment products. Our joint venture interest in Viance was acquired as part of the Rockwood acquisition. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility, and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary and as a result, we consolidate the assets, liabilities and operating results of Viance into our consolidated financial statements.
Pacific Iron Products Sdn Bhd ("PIP") is our 50%-owned joint venture with Coogee Chemicals Pty. Ltd. that manufactures products for Venator. It was determined that the activities that most significantly impact its economic performance are raw material supply, manufacturing and sales. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers.

Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing. We concluded that we are the primary beneficiary and as a result we consolidate the assets, liabilities and operating results of PIP into our consolidated financial statements.
Raw Materials
Titanium Dioxide Segment
The primary raw materials that are used to produce TiO2 are various types of titanium feedstock, which include ilmenite, rutile, titanium slag (chloride slag and sulfate slag) and synthetic rutile. The world market for titanium-bearing ores has a diverse range of suppliers with the four largest accounting for approximately 40% of global supply. The majority of our titanium-bearing ores are sourced from Canada, Africa, Norway and India. Ore accounts for approximately 50% of TiO2 variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 32% of variable manufacturing costs.

The majority of the titanium-bearing ores market is transacted on short-term contracts, or longer-term volume contracts with market-based pricing re-negotiated several times per year. This form of market-based ore contract provides flexibility and responsiveness in terms of pricing and quantity obligations. We expect that there may be increases in raw material costs in our Titanium Dioxide segment in the near term.
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
The primary raw materials for our timber treatment business are dichloro-octylisothiazolinone (“DCOIT”) and copper. We source the raw materials for the majority of our timber treatment business from China and the U.S. DCOIT is sourced on a long-term contract whereas copper is procured from various mid-size and larger producers primarily on a spot contract basis.
The primary raw materials for our water treatment business are aluminum hydroxide, hydrochloric acid and nitric acid, which are widely available from a number of sources and typically sourced through long-term contracts. We also use sulfuric acid which we source internally.
Competition
The global markets in which our business operates are highly competitive and vary according to segment.
Titanium Dioxide Segment
Competition within the functional grade TiO2 market is based on price, product quality and service. Our key competitors are The Chemours Company, Tronox Limited, Kronos Worldwide Inc. and the National Titanium Dioxide Company ("Cristal") each of which is a major global producer with the ability to service all global markets and Lomon Billions, a Chinese TiO2 producer with global sales. The sulfate based TiO2 technology used by our Titanium Dioxide segment is widely available. Accordingly, barriers to entry, apart from capital availability, may be low. The entrance of new competitors into the industry, the ability of existing or future competitors to increase production in low cost markets, and the development of proprietary technology that enables current or future competitors to produce functional grade products at a significantly lower cost, could render our technology uneconomic and reduce our ability to capture improving margins in circumstances where capacity utilization in the industry is increasing.
Competition within the specialty TiO2 market is based on technical expertise in the customers’ applications, customer service, product attributes (such as product form and quality), and price. Product quality is particularly critical in the technically demanding applications in which we focus as inconsistent product quality adversely impacts consistency in the end-product. Our primary competitors within specialty and differentiated TiO2 include Fuji Titanium Industry, Kronos Worldwide Inc., ISK, Sakai Chemical Industry Co., Tayca Corporation and Precheza.
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
Intellectual Property
Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. When appropriate, we file patent and trademark applications, often on a global basis, for new product development technologies. For example, we have obtained patents and trademark registrations covering relevant jurisdictions for our new solar reflecting technologies (ALTIRIS® pigments) that are used to keep colored surfaces cooler when they are exposed to the sun. We own a total of approximately 954 issued patents and pending patent applications and 943 trademark registrations and applications for registration. Our patent portfolio includes approximately 56 issued U.S. patents, 629 patents issued in countries outside the U.S., and 269 pending patent applications, worldwide.
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
In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict, joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to EHS matters may also be found in other areas of this report including “Item 1A. Risk Factors,” and “Part II, Item 8, Financial Statements and Supplementary Data—Note 22. Commitments and Contingencies —Other Proceedings and Note 23. Environmental, Health and Safety Matters.”
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
Certain of our products are being evaluated under CLP regulation and their classification could negatively impact sales. On May 31, 2016, the French Agency for Food, Environmental and Occupational Health and Safety (“ANSES”) submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen classification presumed to have carcinogenic potential for humans by inhalation. We, together with other companies, relevant trade associations and the European Chemical Industry Council (“Cefic”), submitted comments opposing any classification of TiO2 as carcinogenic, based on evidence from multiple epidemiological studies covering more than 24,000 production workers at 18 TiO2 manufacturing sites over several decades that found no increased incidence of lung cancer as a result of workplace exposure to TiO2 and other scientific studies that concluded that the response to lung overload studies with poorly soluble particles upon which the ANSES proposed classification is based is unique to the rat and is not seen in other animal species or humans. On June 8, 2017, ECHA’s Committee for Risk Assessment (“RAC”) announced its conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for “suspected human carcinogens”) for humans by inhalation, but found such evidence not sufficiently convincing to classify TiO2 in Category 1B (“presumed” to have carcinogenic potential for humans), as was originally proposed by ANSES. The RAC formally adopted the conclusion on September 14, 2017. The European Commission is currently evaluating the RAC report and deciding what, if any, regulatory measures should be taken. We, Cefic and others expect to continue to advocate with the European Commission that the RAC’s report should not justify other than alternative, proportionate regulatory measures for the reasons stated above, among others. The European Commission is likely to reach a determination on whether to progress the classification during the first quarter of 2019. If the European Commission were to subsequently adopt the Category 2

Carcinogen classification, it could require that many end-use products manufactured with TiO2 be classified as containing a potential carcinogenic component, which could negatively impact public perception of products containing TiO2, limit the marketability of and demand for TiO2 or products containing TiO2 and potentially have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. Such a classification could also require that all waste containing greater than 1% TiO2 be handled as hazardous waste, thus resulting in significant impacts on our customers’ products, wastes from our operations and the implementation of Circular Economy efforts within the EU. Such classifications would also affect manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. Finally, the classification of TiO2 as a Category 2 Carcinogen could lead the ECHA to evaluate other products with similar particle size characteristics such as iron oxides or functional additives for carcinogenic potential by inhalation for humans as well, which may ultimately have similar negative impacts to other of our products if classified as potentially carcinogenic.
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
We are in the process of closing several facilities in the EU and we will be required to make a detailed assessment of the environmental status of these facilities as part of the closure processes. The assessment of the environmental status may lead to a requirement for environmental remediation as a part of any closure process. Based on available information, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements.
Under CERCLA and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in the EU, can hold past owners and/or operators liable for remediation at former facilities. We have not been notified by third parties of claims against us for cleanup liabilities at former facilities or third-party sites, including, but not limited to, sites listed under CERCLA.
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
During 2018, China implemented new laws and regulations covering environmental contamination and created the Ministry for Environment Protection. Based on available information we do not believe that these regulatory changes will have a material effect on our financial statements.

Climate Change
Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, which may be contributing to changes in the earth’s climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the EU, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its third phase. The European Parliament has used a process to formalize “backloading”—the withholding of GHG allowances during the trading period from 2014 to 2016 with additional allowances auctioned during 2019 to 2020—to prop up carbon prices. As backloading is only a temporary measure, a sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. The European Commission proposes to establish a market stability reserve to address the current surplus of allowances and improve the system’s resilience. The reserve will start operating in 2019. In addition, the EU has announced the binding target to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030. The EU has set a binding target of increasing the share of renewable energy to at least 27% of the EU’s energy consumption by 2030, and additional proposals have been made to increase the target to 35%.
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
We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to U.S. federal and state requirements, Kyoto Protocol obligations and/or ETS requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.
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
Employees
As of December 31, 2018, we employed approximately 4,300 associates in our operations around the world. We believe our relations with our employees are good.
We place considerable value on the involvement of our associates and ensure that we keep them informed on matters affecting them, the overall organization as well as on the performance of the Company.

We conduct formal and informal meetings with associates, and maintain a Company intranet website with key information and other matters of interest.

We are committed to a policy of recruitment and promotion on the basis of competence and ability without discrimination of any kind. Management actively pursues both the employment of disabled persons whenever a suitable vacancy arises and the continued employment and retraining of associates who become disabled while employed by the Company. Training and development are undertaken for all associates, including disabled persons.

Executive Officers of the Registrant
The following table sets forth information, as of February 20, 2019, regarding the individuals who are our executive officers.

Name	Age	Position(s) at Venator
Simon Turner	55	President and Chief Executive Officer
Kurt Ogden	50	Executive Vice President and Chief Financial Officer
Russ Stolle	56	Executive Vice President, General Counsel and Chief Compliance Officer
Mahomed Maiter	57	Executive Vice President, Business Operations
Rob Portsmouth	53	Senior Vice President, EHS, Innovation and Technology

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
Kurt Ogden was named Executive Vice President and Chief Financial Officer of Venator in February 2019. Prior to then, he served as Venator's Senior Vice President and Chief Financial Officer from the second quarter of 2017. Mr. Ogden served as Vice President, Investor Relations and Finance of Huntsman from February 2009 until August 2017 and as Director, Corporate Finance from October 2004 to February 2009. Between 2000 and 2004, he was Executive Director Financial Planning and Analysis with Hillenbrand Industries and Vice President Treasurer with Pliant Corporation. Mr. Ogden began his career with Huntsman Chemical Corporation in 1993 and held various positions with related companies up to 2000. Mr. Ogden is a Certified Public Accountant.
Russ Stolle was named Executive Vice President, General Counsel and Chief Compliance Officer of Venator in February 2019. Prior to then, he served as Venator's Senior Vice President, General Counsel and Chief Compliance Officer from the second quarter of 2017. Mr. Stolle served as Senior Vice President and Deputy General Counsel of Huntsman from January 2010 until August 2017. From October 2006 to January 2010, Mr. Stolle served as Huntsman’s Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Huntsman’s Vice President and Deputy General Counsel, from October 2000 to November 2002, he served as Huntsman’s Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Huntsman’s Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker Botts L.L.P.
Mahomed Maiter was named Executive Vice President, Business Operations of Venator in February 2019. Prior to then he served as Venator's Senior Vice President, White Pigments from the second quarter of 2017. He has over 33 years of experience in the chemical and pigment industry covering a range of senior commercial, global sales and marketing, business development, manufacturing and business roles. From January 2007 to April 2017, Mr. Maiter served as Vice President Global Sales and Marketing, Vice President Revenue and Vice President Business Development of Huntsman’s Pigments and Additives business. From August 2005 to December 2006, he was Vice President of Huntsman’s European Polymers business. Mr. Maiter started his career in the chemical industry in 1985 when he joined the Tioxide business of ICI in South Africa where he held various operations and manufacturing roles. He relocated to the U.K. in June 1995 to take up a General Manager position in ICI in the Tioxide business and was subsequently appointed to Global Marketing Director and Vice President Commercial.
Rob Portsmouth has served as Senior Vice President, EHS, Innovation and Technology of Venator since January 2019. Dr. Portsmouth previously served as Vice President, Innovation of Venator since April 2017. He has over 26 years of experience in the chemical industry having started his career with Royal Dutch Shell in South Africa before joining the Tioxide business of ICI in South Africa in 1996 where he held roles in manufacturing, operations and technical management. Dr. Portsmouth relocated to the U.K. in 2003 where he served as Director of Global Marketing and Director of Business Development for Huntsman’s Pigments and Additives business between 2003 and 2017. Dr. Portsmouth received his Doctorate in Chemical Engineering from the University of Cambridge (U.K.).

Availability of Information for Shareholders
Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our Internet website at www.venatorcorp.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10‑K and should not be considered part of this annual report or any other filing we make with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

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
Historically, the market for large volume TiO2 applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization resulting in declining prices and margins. The volatility this market experiences occurs as a result of significant changes in the demand for products as a consequence of global and regional economic activity and changes in customers’ requirements. The supply-demand balance is also impacted by capacity additions or reductions, including unplanned outages, that result in changes of utilization rates. In addition, TiO2 margins are impacted by significant changes in major input costs such as energy, titanium bearing ores ores and other feedstocks. Demand for TiO2 depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by economic downturns. Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.

The cyclicality and volatility of the TiO2 industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle. For example, after a period of increasing prices in 2017 and the first half of 2018, we have recently experienced a decline in selling price during the second half of 2018. Our ability to successfully implement price increases depends on the current economic factors globally and regionally. A continued decline in selling prices, or the inability to successfully implement stated price increases in future periods could negatively impact our business, results of operations and/or financial condition.
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
The global TiO2 market is highly competitive, with the top producers accounting for a significant portion of the world’s production capacity. Competition is based on a number of factors, such as price, product quality and service. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs. In addition, our TiO2 business competes with numerous regional producers, including producers in China, who have significantly expanded their sulfate production capacity during the past several years and more recently commenced the commercial production of TiO2 via chloride technology. The risk of our customers substituting our products with those made by Chinese producers could increase as the Chinese producers improve their quality levels and increase production capacity. Further, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. The occurrence of any of these events could result in reduced earnings or operating losses.
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
Following a referendum in June 2016, in which a majority of voters in the U.K. approved an exit from the EU, the U.K. government initiated the formal process to leave the EU by issuing an "Article 50" notice on March 29, 2017, which will result in the U.K. leaving the EU on March 29, 2019 (often referred to as "Brexit") unless the U.K. and the remaining EU member states agree otherwise. The referendum triggered short-term financial volatility, including a decline in the value of the British pound sterling in comparison to both the U.S. dollar and euro. As negotiations continue in the run up to Brexit, it is expected that there will continue to be an impact to economic conditions in the U.K., and to trading between the U.K. and the EU. The future effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our Company.
We derive a significant portion of our revenues from sales outside the U.S., including 40% from continental Europe and 5% from the U.K. in 2018. The consequences of Brexit, together with the significant uncertainty regarding the terms on which the U.K. will leave the EU, could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which EU laws to replace or replicate. In the event of a “no deal” Brexit, where the U.K. would leave the EU without agreement on transitional and permanent arrangements, the following issues could impact our operations:

•	in the event of new customs operations being implemented, there is a strong likelihood of border delays both within and outside of the U.K.;

•
duties will become payable on goods traded between the U.K. and the EU, and customs, excise and indirect tax procedures will change to those currently applicable to goods traded between the EU and non-EU countries;

•	transportation availability is expected to be impacted for a period, especially if there are delays at borders between the U.K. and EU; and

•	new product registration requirements are expected to apply.

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
The EU adopted the Globally Harmonised System, GHS, of the United Nations for a uniform system for the classification, labelling and packaging of chemical substances in Regulation (EC) No 1272/2008, the CLP. Pursuant to the CLP, an EU Member State can propose a classification for a substance to ECHA, which upon review by RAC, can be submitted to the European Commission for adoption by regulation. On May 31, 2016, ANSES submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen presumed to have carcinogenic potential for humans by inhalation. We, together with other companies, relevant trade associations and Cefic, submitted comments opposing any classification of TiO2 as carcinogenic, based on evidence from multiple epidemiological studies covering more than 24,000 production workers at 18 TiO2 manufacturing sites over several decades that found no increased incidence of lung cancer as a result of workplace exposure to TiO2 and other scientific studies that concluded that the response to lung overload studies with poorly soluble particles upon which the ANSES proposed classification is based is unique to the rat and is not seen in other animal species or humans. On June 8, 2017, the RAC announced its preliminary conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for “suspected human carcinogens”) for humans by inhalation. The RAC published their final opinion on September 14, 2017, which proposes that TiO2 be classified as a Category 2 carcinogen by inhalation. In addition, the RAC proposed a Note in their opinion to the effect that coated particles must be evaluated to assess whether a higher category (Category 1B or 1A) should be applied and additional routes of exposure (oral or dermal) should be included. The European Commission is currently evaluating the RAC opinion and deciding what, if any, regulatory measures should be taken. We, Cefic and others expect to continue to advocate to the European Commission that the RAC’s report should not justify anything other than alternative, proportionate regulatory measures for the reasons stated above, among others. The European Commission is likely to reach a determination on whether to progress the classification during the first quarter of 2019. If the European Commission were to subsequently adopt the Category 2 Carcinogen classification, or a higher categorization for coated particles, it could require that many end-use products manufactured with TiO2 be classified and labeled as containing a potential carcinogenic component, which could negatively impact public perception of products containing TiO2.  Such classifications would also affect our manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. In addition, any classification, use restriction, or authorization requirement for use imposed by ECHA could trigger heightened regulatory scrutiny in countries outside the EU based on health or safety grounds, which could have a wider adverse impact geographically on market demand for and prices of TiO2 or other products containing TiO2 and increase our compliance obligations outside the EU. Any increased regulatory scrutiny could affect consumer sentiment or limit the marketability of and demand for TiO2 or products containing TiO2, which could have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. Such a classification could also require that all waste containing greater than 1% TiO2 be handled as hazardous waste, thus resulting in significant impacts on our customers’ products, wastes from our operations and the implementation of Circular Economy efforts within the EU. It is also possible that heightened regulatory scrutiny would lead to claims by consumers of such products alleging adverse health impacts. Finally, the classification of TiO2 as a Category 2 Carcinogen or higher could lead the ECHA to evaluate other products with similar particle characteristics (such as iron oxides or functional additives) for human carcinogenic potential by inhalation, which may ultimately have similar negative impacts on other products within our portfolio.
Sales of TiO2 in the EU represented 44% of our revenues for the year ended December 31, 2018.
Disruptions in production at our manufacturing facilities may have a material adverse impact on our business, results of operations and/or financial condition.
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
For example, on January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products. On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors. Even if we are able to transition production on this schedule, we may lose customers that have in the meantime found alternative suppliers elsewhere. See also "Part II, Item 1A. Risk Factors-Risks Relating to our Business-We may be unsuccessful in our announced intentions to close the Pori, Finland site and transfer specialty and differentiated production to other sites within our manufacturing network within the anticipated timeframe and we may not experience the full anticipated benefits of our transfer and strengthen program."

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

Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Variations in the cost for raw materials, and of energy, which primarily reflects market prices for oil and natural gas, may significantly affect our operating results from period to period. We purchase a substantial portion of our raw materials from third-party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices of the raw materials that we purchase from third parties are cyclical and volatile. Our supply agreements with our TiO2 feedstock suppliers provide us limited protection against price volatility as they mostly provide for market-based pricing. Contracts tend to be multi-year volume based with negotiated or formula driven short interval pricing. To the extent we do not have fixed price contracts with respect to specific raw materials, we have no control over the costs of raw materials and such costs may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Moreover, the outcome of these efforts is largely determined by existing competitive and economic conditions. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, also have had and may continue to have a negative effect on our cash flow. Any raw materials or energy cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost-effective substitutes. We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher productions costs or reduced production levels, which could reduce our earnings and decrease our liquidity.
If we are unable to successfully implement business improvements, we may not realize the benefits we anticipate from such programs or may incur additional and/or unexpected costs in order to realize them.
We continue to implement business improvements under the 2017 business improvement program and substantially completed all actions expect to deliver on the program by the end of 2018. Of the $60 million we previously estimated for annualized fixed cost savings, we have already realized approximately $40 million of savings through December 31, 2018 as a result of these programs, including approximately $3 million of savings in the fourth quarter of 2018. In addition to these savings, we achieved approximately $12 million through December 31, 2018 and approximately $2 million in the fourth quarter of 2018 of EBITDA from volume improvements as part of the Business Improvement Program. If successfully implemented, we expect the general cost reductions and optimization to our manufacturing network to result in a run-rate of incremental adjusted EBITDA of $60 million in the first quarter of 2019, with additional projected increases to adjusted EBITDA from volume growth, primarily via the launch of new products, as warranted by global economic and TiO2 industry conditions.

In the first quarter of 2019 we announced additional cost reduction initiatives which are expected to provide approximately $40 million of annual adjusted EBITDA benefit compared to 2018. Actions are expected to be complete in 2020 ending 2020 at the full run rate level.

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

We may be unsuccessful in our announced intentions to close the Pori, Finland site and transfer specialty and differentiated production to other sites within our manufacturing network within the anticipated timeframe and we may not experience the full anticipated benefits of our transfer and strengthen program.

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

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors.

Restoring at sites elsewhere in our network the production of certain specialty and differentiated product grades formerly produced at Pori to service customers of those product grades, is important to our competitive position and business strategy.

A variety of factors could cause us not to realize some or all of the anticipated benefits, including, among others, delays in anticipated timing and unexpected costs in the wind-down and closing of the Pori, Finland facility, delays in transferring certain technology and the production of select product grades to other manufacturing facilities or the inability of the transferred product grades to meet required product specifications. In addition, we may be unable to realize the anticipated benefits within our expected timeframe, or at all. Certain risks and uncertainties may be beyond our control, including, among others, the economic environment in which we operate, changing regulations and other developments in our industry. Even if we are able to transition production on the anticipated schedule, we may lose customers that have in the meantime found alternative suppliers elsewhere. If any of these factors were to occur, they could have an adverse effect on our market position and operating results.

Our pension and postretirement benefit plan obligations are currently underfunded, and under certain circumstances we may have to significantly increase the level of cash funding to some or all of these plans, which would reduce the cash available for our business.
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans including certain unfunded pension obligations we assumed upon the consummation of the Rockwood acquisition. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
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
Our headquarters operations are conducted across two of our administrative offices: Wynyard, U.K and The Woodlands, Texas. We conduct a majority of our business operations outside the U.S. Sales to customers outside the U.S. contributed 77% of our revenue in 2018. Our operations are subject to international business risks, including the need to convert currencies received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. We transact business in many foreign currencies, including the euro, the British pound sterling, the Malaysian ringgit and the Chinese renminbi. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the U.S., we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.
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
We currently participate in a number of joint ventures, including our joint venture in Lake Charles, Louisiana with Kronos and our Harrisburg, North Carolina joint venture with DowDuPont, and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. If these differences cause the joint ventures to deviate from their business plans or to fail to achieve their desired operating performance, our results of operations could be adversely affected.
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

As of December 31, 2018, we had $375 million aggregate principal amount of Senior Notes outstanding, borrowings of $370 million under our Term Loan Facility and no borrowings under our ABL Facility, with $259 million of available borrowing. Our debt level and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

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
We are responsible for obtaining and maintaining sufficient working capital, funding our capital expenditure requirements and servicing our own debt. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital, pension obligations, restructuring activities or the expansion or transfer of our existing manufacturing operations. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash or repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing and new product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
Some of our historical financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
Our historical financial information prior to the separation included in this report were derived from Huntsman’s accounting records. Our historical financial information for the years ended December 31, 2016 and December 31, 2017 include periods during which we were a wholly-owned subsidiary of Huntsman. These periods also included output from our Pori facility, which is in the process of being closed after being damaged in a fire. Prior to the separation, Huntsman did not account for us, and we were not operated, as a separate, stand-alone company and such information presented may not reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity during such periods or those that we will achieve in the future. The costs to operate our business as a separate public entity differ from the historical cost allocations from Huntsman reflected in our financial statements.
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
Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, in the U.S., the EPA finalized revisions to its Risk Management Program in January 2017. The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information. The EPA proposed to delay the effective date of the rule to February 2019; however, a ruling by the U.S. Court of Appeals for the D.C. Circuit on September 21, 2018 made the Risk Management Program rule amendment effective immediately. The U.S. Occupational Safety and Health Administration had previously announced that it was considering changes to its Process Safety Management standards that parallel EPA’s Risk Management Program; but additional action appears unlikely at this time. In addition, TSCA reform legislation was enacted in June 2016, and the EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. The EPA has also released its framework for approving new chemicals and new uses of existing chemicals. Under the framework, a new chemical or use presents an unreasonable risk if it exceeds set standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.
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
Our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth’s climate. There are existing efforts to address GHG emissions at the international, national, and regional levels. For example, the 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions. The agreement entered into force in November 2016. However, the U.S. notified the United Nations in August 2017 that it will be withdrawing from the agreement, which provides for a four year exit process. The EU also regulates GHGs under the EU Emissions Trading Scheme. China has established its own country-wide GHG cap and trade program.
In the U.S., the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates, in 2015. This rule has been challenged in court and the EPA has announced in October 2017 that it intended to repeal and potentially replace the Clean Power Plan. On August 21, 2018, the EPA proposed the Affordable Clean Energy ("Ace") rule to replace the 2015 Clean Power Plan which was stayed by the U.S. Supreme Court and has never gone into effect. The proposed ACE rule will establish emission guidelines for states to address GHG emissions from existing coal-fired power plants. Collectively, these regulations and agreements may affect the long-term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. This in turn could result in increased costs to purchase energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. Future regulation of GHGs has the potential to increase our operating costs.
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
Our businesses are capital intensive, and our success depends to a significant degree on our ability to develop and market innovative products and to update our facilities and process technology. We may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing research and development activities, fund the expected closure of our Pori, Finland manufacturing facility and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of, and demand for, our products, the extent to which we invest in new technology and research and development projects, and the status and timing of these developments, as well as general availability of capital from debt and/or equity markets. Additional financing may not be available when needed on terms favorable to us, or at all. Further, the terms of the separation agreement, our debt or other agreements limit our ability to incur additional indebtedness or issue additional equity. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our business.
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
We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity. Please see “—Disruptions in production at our manufacturing facilities may have a material adverse impact on our business, results of operations and/or financial condition.”
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
Significant developments from the recent and potential changes in U.S. and international trade policies could have a material adverse effect on us.

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
We are highly dependent on the experience and strong relationships in the chemical industry, and financial and business development expertise of Simon Turner, our President and Chief Executive Officer and Kurt Ogden, our Executive

Vice President and Chief Financial Officer. Because of our reliance on our senior management team, our future success depends, in part, on our ability to identify, attract, develop and retain key personnel and talent to succeed our senior management and other key positions throughout the organization. The loss of the services of our executive officers or other key employees could impede the achievement of our strategic objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully manage, develop and grow in a highly technical chemical industry. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees.
Conflicts, military actions, terrorist attacks, cyber-attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect our business.
Conflicts, military actions and terrorist attacks have precipitated economic instability and turmoil in financial markets. Instability and turmoil, particularly in energy-producing nations, may result in raw material cost increases. The uncertainty and economic disruption resulting from hostilities, military action, acts of terrorism or cyber-attacks may impact any or all of our facilities and operations or those of our suppliers or customers. Accordingly, any conflict, military action, terrorist attack or cyber-attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
In addition, a number of governments have instituted regulations attempting to increase the security of chemical plants and the transportation of hazardous chemicals, which could result in higher operating costs and could have a material adverse effect on our financial condition and liquidity.
Increasing regulatory focus on privacy issues and expanding laws could impact our business and expose us to increased liability.

As a global company, we are subject to global privacy and data security laws, regulations, and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business. Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the U.S. on privacy, data and related technologies as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to customer requests under the laws, and to implement our business effectively. Any perception of our practices, products or services as a violation of privacy rights may subject us to public criticism, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.

Transferring personal information across international borders is becoming increasingly complex. For example, European data transfers outside the European Economic Area are highly regulated. The mechanisms that we and many other companies rely upon for European data transfers (e.g. Privacy Shield and Model Clauses) are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the EU and other countries that have similar trans-border data flow requirements. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. If the mechanisms for transferring personal information from certain countries or areas, including Europe to the United States should be found invalid or if other countries implement more restrictive regulations for cross-border data transfers (or not permit data to leave the country of origin), such developments could harm our business, financial condition and results of operations.

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
As such, our commercial success will depend in part on not infringing, misappropriating or violating the intellectual property rights of others. From time to time, we may be subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In the future, third parties may sue us for alleged infringement of their proprietary or intellectual property rights. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. Any litigation in this regard, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources as well as harm to our brand, any of which could adversely affect our business, financial condition and results of operations. If the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark, technology or design and/or pay significant damages unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. We have already obtained licenses that give us rights to third-party intellectual property that is necessary or useful to our business. These license agreements covering our products impose various royalty and other obligations on us. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement could harm our reputation and financial results.
Risks Related to Our Relationship with Huntsman
Huntsman owns 49% of our ordinary shares, and its interests may conflict with yours.
Huntsman, through HHN, owns approximately 49% of our outstanding ordinary shares. Accordingly, Huntsman can exert significant influence over our business objectives and policies, including the composition of our board of directors and any action requiring the approval of our shareholders, such as the adoption of amendments to our articles of association, and the approval of mergers or a sale of substantially all of our assets. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Huntsman and could discourage others from making tender offers, which could prevent shareholders from receiving a premium for their shares. Huntsman’s interests may conflict with your interests as a shareholder. For additional information about our relationships with Huntsman, see “Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

We have agreed to indemnify Huntsman for certain liabilities, including those related to the operation of our business while it was still owned by Huntsman, and while Huntsman will indemnify us for certain liabilities, such indemnities may not be adequate.
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
Further, by virtue of Huntsman’s ownership and the tax matters agreement, Huntsman effectively controls all of our tax decisions in connection with any tax reporting group tax returns in which we (or any of our subsidiaries) are included. The tax matters agreement provides that Huntsman has sole authority to respond to and conduct all tax proceedings (including tax audits) and to prepare and file all such reporting group tax returns in which we or one of our subsidiaries are included on our behalf (including the making of any tax elections). This arrangement may result in conflicts of interest between Huntsman and us. See “Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”
In addition, for U.S. federal income tax purposes Huntsman recognized a gain as a result of the internal restructuring and IPO to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses increased. This basis step-up gave rise to a deferred tax asset of $77 million that we recognized for the quarter ended September 30, 2017. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%, the basis step-up gives rise to a deferred tax asset of $36 million that we recognized for the year ended December 31, 2017. Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the quarter ended September 30, 2017 we estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision were expected to be approximately $73 million. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate, we recognized that the aggregate future payments required by this provision are expected to be approximately $34 million. We have recognized a noncurrent liability for this amount as of December 31, 2017 and 2018. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the tax matters agreement.
See “Part II. Item 8. Financial Statements and Supplementary Data—Note 19. Income Taxes” of this report for the amount of our known contingent tax liabilities. We currently have no reason to believe that we have any unrecorded outstanding tax liabilities from prior years; however, due to the inherent complexity of tax law, the many countries in which we operate, and the unpredictable nature of tax authorities, we believe there is inherent uncertainty.
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
Certain members of our board of directors and management may have actual or potential conflicts of interest because of their ownership of shares of common stock of Huntsman and the overlap of three members of our board with the board of directors of Huntsman.
Certain members of our board of directors and management own common stock of Huntsman or options to purchase common stock of Huntsman because of their current or prior relationships with Huntsman, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for Huntsman and us.
In addition, the board of directors of each of us and Huntsman have three members in common, including Peter R. Huntsman, Sir Robert J. Margetts and Daniele Ferrari, which could create actual or potential conflicts of interest.

So long as Huntsman beneficially owns ordinary shares representing a significant percentage of the votes entitled to be cast by the holders of our outstanding ordinary shares, Huntsman can exert significant influence over our board of directors. Accordingly, we may not be able to resolve potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
As a result of these actual or potential conflicts of interest, we may be precluded from pursuing certain growth initiatives.
Risks Related to Our Ordinary Shares
The market price of our ordinary shares could become more volatile and investments could lose value.

The market price of our ordinary shares and the number of shares traded each day has experienced significant fluctuations since our separation from Huntsman and may continue to fluctuate significantly. The market price for our ordinary shares may be affected by a number of factors, including those described above in “—Risks Related to Our Business” and the following:

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
In connection with the IPO and the separation, we and Huntsman entered into a Registration Rights Agreement, pursuant to which we agreed, upon the request of Huntsman, to use our best efforts to effect the registration under applicable securities laws of the disposition of our ordinary shares retained by Huntsman. Huntsman has advised us that it intends to continue to monetize its retained ownership stake in Venator. Subject to prevailing market and other conditions, this future monetization may be effected in additional follow-on capital markets transactions or block transactions that permit an orderly distribution of Huntsman's retained shares.
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
U.S. investors may have difficulty enforcing civil liabilities against us, our directors or members of senior management.

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
Certain provisions in our articles of association are intended to have the effect of delaying or preventing a change in control or changes in our management. For example, our articles of association include provisions that establish an advance notice procedure for shareholder resolutions to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors. U.K. law also prohibits the passing of written shareholder resolutions by public companies. In addition, our articles of association provide that, in general, from and after the first date on which Huntsman ceases to beneficially own at least 15% of our outstanding voting shares, we may not engage in a business combination with an interested shareholder for a period of three years after the time of the transaction in which the person became an interested shareholder. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, even if these events would be beneficial for our shareholders.
The U.K. City Code on Takeovers and Mergers, or the Takeover Code, may apply to us.
The Takeover Code applies to, among other things, an offer for a public company whose registered office is in the U.K. (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the “residency test.” Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.
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
Huntsman owns approximately 49% of our voting share capital, and therefore may trigger the "mandatory offer" regime under Rule 9 of the Takeover Code. The application of the mandatory offer regime would mean that to the extent that the Takeover Code applies to Venator, except with the consent of the Takeover Panel, Huntsman would not be able to increase its interest in Venator’s voting share capital without being obliged to make a mandatory offer for all of the outstanding shares in Venator not already owned by Huntsman. In addition: (i) any shareholder holding less than 30% of our voting share capital would not be able to increase their interest to 30% or above without being obliged to make a Rule 9 mandatory offer for the remaining shares in Venator not already held by such shareholder; and (ii) any shareholder already holding between 30% and 50% of our voting share capital would not be able to increase their interest without being obliged to make a mandatory offer, in each case without the consent of the UK Takeover Panel.
A majority of our current board of directors resides outside of the U.K., the Channel Islands and the Isle of Man. The Takeover Panel has confirmed that, based upon the non-UK residency of a majority of our current board of directors, our current management structure and our intended plans for our current directors and management, for the purposes of the Takeover Code, we are currently considered to have our place of central management and control outside the U.K., the Channel Islands or the Isle of Man. Therefore, the Takeover Code does not currently apply to us. It is possible that in the future circumstances could change that may cause the Takeover Code to apply to us.

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

The following is a list of our principal owned or leased properties where manufacturing, research and main office facilities are located.

Location(2)	Business Segment(4)	Description of Facility
Duisburg, Germany	Various	TiO2, Functional Additives, Water Treatment Manufacturing and Research Facility and Administrative Offices
Greatham, U.K.	TiO2	TiO2 Manufacturing Facility
Huelva, Spain	TiO2	TiO2 Manufacturing Facility
Lake Charles, Louisiana(3)	TiO2	TiO2 Manufacturing Facility
Pori, Finland(5)	TiO2	TiO2 Manufacturing Facility
Scarlino, Italy	TiO2	TiO2 Manufacturing Facility
Teluk Kalung, Malaysia(1)	TiO2	TiO2 Manufacturing Facility
Uerdingen, Germany(1)	TiO2	TiO2 Manufacturing Facility
Augusta, Georgia	Additives	Color Pigments Manufacturing Facility
Birtley, U.K.	Additives	Color Pigments Manufacturing Facility
Comines, France	Additives	Color Pigments Manufacturing Facility
Dandenong, Australia(1)	Additives	Color Pigments Manufacturing Facility
Freeport, Texas	Additives	Timber Treatments Manufacturing Facility
Harrisburg, North Carolina	Additives	Timber Treatments Manufacturing Facility
Ibbenbueren, Germany(1)	Additives	Water Treatment Manufacturing Facility
Kidsgrove, U.K.	Additives	Color Pigments Manufacturing Facility
Los Angeles, California	Additives	Color Pigments Manufacturing Facility
Schwarzheide, Germany(1)	Additives	Water Treatment Manufacturing Facility
Sudbury, U.K.	Additives	Color Pigments Manufacturing Facility
Taicang, China	Additives	Color Pigments Manufacturing Facility
Turin, Italy	Additives	Color Pigments Manufacturing Facility
Walluf, Germany(1)	Additives	Color Pigments Manufacturing Facility
Everberg, Belgium	Various	Shared Services Center and Administrative Offices
Kuala Lumpur, Malaysia(1)	Various	Shared Services Center and Administrative Offices
The Woodlands, Texas(1)	Various	Headquarters & Administrative Offices
Wynyard, U.K.(1)	Various	Headquarters & Administrative Offices, Research Facility and Shared Services Center

(1)	Leased land and/or building.

(2)
Excludes plant in Umbogintwini, South Africa, which was closed in the fourth quarter of 2016, plants in St. Louis, Missouri and Calais, France which were both closed in 2017, and plants in Easton, Pennsylvania and Beltsville, Maryland, which were both closed in 2018.

(3)	Owned by LPC, our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos.

(4)	Solely for the purposes of this column, “TiO2” and “Additives” represent the Titanium Dioxide and Performance Additives segments, respectively.

(5)	The Pori, Finland plant closure was announced in the third quarter of 2018 and is anticipated to be completed in 2022.

ITEM 3. LEGAL PROCEEDINGS
Shareholder Class Action Claim

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County, by a purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on December 1, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding our response to the fire that occurred at our

Pori, Finland manufacturing facility, among other allegations. The plaintiff seeks to determine that the proceeding is a class action, and to obtain alleged compensatory damages, costs, rescission and equitable relief. We may be required to indemnify our executive officers, Huntsman and the banks who acted as underwriters in our IPO and secondary offerings for losses incurred by them in connection with these matters pursuant to our agreements with such parties.

Other Proceedings

See “Part II. Item 8. Financial Statements and Supplementary Data—Note 22. Commitments and Contingencies” of this report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our ordinary shares, $0.001 par value per share, are listed on the New York Stock Exchange (“NYSE”) under the symbol “VNTR.” As of February 12, 2019, there were three shareholders of record and the closing price of our ordinary shares on the New York Stock Exchange was $5.52 per share.
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
Purchases of Equity Securities by the Company

The following table provides information with respect to shares of equity-based awards granted under our share incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2018.

	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	—	$—	—	$—
November	—	—	—	—
December	24,021	4.19	—	—
Total	24,021	$4.19	—	$—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data” of this report.

(in millions, except per share amounts)	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$2,265	$2,209	$2,139	$2,162	$1,549
(Loss) income from continuing operations	(157)	136	(85)	(362)	(171)
(Loss) income per share from continuing operations attributable to Venator ordinary shareholders	$(1.53)	$1.19	$(0.89)	$(3.47)	$(1.63)
Balance Sheet Data (at year end):
Total assets	$2,485	$2,847	$2,661	$3,413	$3,933
Total long-term liabilities	1,087	1,083	1,309	1,477	1,579
Total assets from continuing operations(1)	2,485	2,847	2,535	3,205	3,722
Total long-term liabilities from continuing operations(2)	1,087	1,083	1,231	1,359	1,447

(1)	Defined as total assets less current assets of discontinued operations and noncurrent assets of discontinued operations.

(2)	Defined as total long-term liabilities less noncurrent liabilities of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the information under the headings "Note Regarding Forward-Looking Statements,"“Part I. Item 1A. Risk Factors,” “Part II. Item 6. Selected Financial Data” and “Part I. Item 1. Business,” as well as the audited consolidated and combined financial statements and the related notes thereto. The following MD&A gives effect to the recast as described in “Part II. Item 8. Financial Statements and Supplementary Data—Note 16. Discontinued Operations” of this report.

Basis of Presentation
Prior to the separation, our operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and/or Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives businesses are the primary beneficiaries. The consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to us. The consolidated and combined financial statements also include allocations of direct and indirect corporate expenses through the date of the separation, which are based upon an allocation method that in the opinion of management is reasonable. Because the historical consolidated and combined financial information for the periods prior to the separation reflect the combination of these legal entities under common control, the historical consolidated and combined financial information prior to the separation includes the results of operations of other Huntsman businesses that are not a part of our operations after the separation. We report the results of those other businesses as discontinued operations. Please see “Part II. Item 8. Financial Statements and Supplementary Data—Note 16. Discontinued Operations” of this report.
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

Pori Fire

On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. During the twelve months ended December 31, 2018, we recorded $371 million of income related to insurance recoveries in cost of goods sold while $187 million was recognized in 2017. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products.

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors. We currently plan to transfer certain technology and the production of select product grades, namely for inks, cosmetics, pharmaceutical and food grade applications, from Pori to other sites within our network. In addition, and as market conditions warrant, we intend to strengthen the existing manufacturing network by increasing its efficiency and by providing greater manufacturing flexibility. Please see "Part II, Item 1A. Risk Factors-Risks Relating to our Business-We may be unsuccessful in our announced intentions to close the Pori, Finland site and transfer specialty and differentiated production to other sites within our manufacturing network within the anticipated timeframe and we may not experience the full anticipated benefits of our transfer and strengthen program."

Recent Trends and Outlook
In 2019, we expect results in our Titanium Dioxide segment to reflect: (i) soft near-term demand largely as a result of customer destocking; (ii) regional disparities in TiO2 pricing trends reflecting specific supply and demand balances; (iii) soft economic environment in China and Europe, including the direct and indirect effects of Brexit; (iv) manageable raw material and energy cost increases; (v) seasonal improvement in volumes in the first half of 2019 compared with the fourth quarter of 2018; (vi) increased production of specialty and differentiated product grades; and (vii) additional cost improvement actions. In our Performance Additives segment, we expect near-term business trends to be driven by: (i) a seasonal improvement in sales volumes compared to the fourth quarter of 2018; (ii) continued pricing momentum; (iii) softer economic conditions in China and Europe; (iv) increased raw material and energy costs; and (v) additional cost improvement actions.
We completed the actions to deliver the fixed cost reduction target as part of our 2017 Business Improvement Program in the fourth quarter of 2018. The full $60 million run rate benefit is expected to be captured in the first quarter of 2019. In the first quarter of 2019 we announced additional cost reduction initiatives which are expected to provide approximately $40 million of annual adjusted EBITDA benefit compared to 2018. Actions are expected to be complete in 2020 ending 2020 at the full run rate level.
In 2019, we expect to spend approximately $130 million on capital expenditures, which includes spending to transfer our specialty technology from Pori to other sites in our manufacturing network.
We expect our corporate and other costs will be approximately $50 million in 2019.

Results of Operations

The following table sets forth our consolidated and combined results of operations for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			Percent Change Year Ended December 31,
(Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues	$2,265	$2,209	$2,139	3%	3%
Cost of goods sold	1,550	1,744	1,989	(11)%	(12)%
Operating expenses(4)	218	226	176	(4)%	28%
Restructuring, impairment and plant closing and transition costs	628	52	35	1,108%	49%
Operating (loss) income	(131)	187	(61)	NM	NM
Interest expense, net	(40)	(40)	(44)	—%	(9)%
Other income (expense)	6	39	(3)	(85)%	NM
(Loss) income from continuing operations before income taxes	(165)	186	(108)	NM	NM
Income tax benefit (expense) from continuing operations	8	(50)	23	NM	NM
(Loss) income from continuing operations	(157)	136	(85)	NM	NM
Income from discontinued operations, net of tax	—	8	8	(100)%	—%
Net (loss) income	(157)	144	(77)	NM	NM
Reconciliation of net (loss) income to adjusted EBITDA:
Interest expense, net	40	40	44	—%	(9)%
Income tax (benefit) expense from continuing operations	(8)	50	(23)	NM	NM
Depreciation and amortization	132	127	114	4%	11%
Net income attributable to noncontrolling interests	(6)	(10)	(10)	(40)%	—%
Other adjustments:
Business acquisition and integration expenses	20	5	11
Separation expense, net	2	7	—
U.S. income tax reform	—	(34)	—
Net income of discontinued operations, net of tax	—	(8)	(8)
Loss (gain) on disposition of businesses/assets	2	—	(22)
Certain legal settlements and related expenses	—	1	2
Amortization of pension and postretirement actuarial losses	15	17	10
Net plant incident (credits) costs	(232)	4	1
Restructuring, impairment and plant closing and transition costs	628	52	35
Adjusted EBITDA(1)	$436	$395	$77	10%	413%

Net cash provided by operating activities from continuing operations	282	337	80	(16)%	321%
Net cash used in investing activities from continuing operations	(321)	(11)	(96)	2,818%	(89)%
Net cash (used in) provided by financing activities from continuing operations	(18)	(123)	32	(85)%	NM
Capital expenditures	(326)	(197)	(103)	65%	91%

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
(Dollars in millions)	Gross	Tax(3)	Net	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net (loss) income to adjusted net income (loss) attributable to Venator Materials PLC ordinary shareholders:
Net (loss) income			$(157)			$144			$(77)
Net income attributable to noncontrolling interests			(6)			(10)			(10)
Other adjustments:
Business acquisition and integration expenses	20	(3)	17	5	(2)	3	11	(5)	6
Separation expense, net	2	—	2	7	—	7	—	—	—
U.S. income tax reform	—	—	—	(34)	16	(18)	—	—	—
Significant changes to income tax valuation allowances(3)	—	(5)	(5)	—	—	—	—	—	—
Net income of discontinued operations	—	—	—	(11)	3	(8)	(9)	1	(8)
Loss (gain) on disposition of businesses/assets	2	—	2	—	—	—	(22)	5	(17)
Certain legal settlements and related expenses	—	—	—	1	—	1	2	(1)	1
Amortization of pension and postretirement actuarial losses	15	—	15	17	—	17	10	—	10
Net plant incident (credits) costs	(232)	47	(185)	4	(1)	3	1	(1)	—
Restructuring, impairment and plant closing and transition costs	628	(76)	552	52	(5)	47	35	(7)	28
Adjusted net income (loss) attributable to Venator Materials PLC ordinary shareholders(2)			$235			$186			$(67)
Weighted-average shares-basic			106.4			106.3			106.3
Weighted-average shares-diluted			106.7			106.7			106.3
Net (loss) income attributable to Venator Materials PLC ordinary shareholders per share:
Basic			$(1.53)			$1.26			$(0.82)
Diluted			$(1.53)			$1.26			$(0.82)
Other non-GAAP measures:
Adjusted net income (loss) attributable to Venator Materials PLC ordinary shareholders per share:(2)
Basic			$2.21			$1.75			$(0.63)
Diluted			$2.20			$1.74			$(0.63)

NM—Not meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net (loss) income before interest expense, net, income tax benefit (expense) from continuing operations, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) separation expense, net; (c) U.S. income tax reform; (d) net income of discontinued operations, net of tax; (e) loss (gain) on disposition of businesses/assets; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident (credits) costs; and (i) restructuring, impairment and plant closing and transition costs. We believe that net income is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)
Adjusted net income (loss) attributable to Venator Materials PLC ordinary shareholders is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses; (b) separation expense, net; (c) U.S. income tax reform; (d) significant changes to income tax valuation allowances; (e) net income of discontinued operations; (f) loss (gain) on disposition of businesses/assets; (g) certain legal settlements and related expenses; (h) amortization of pension and postretirement actuarial losses; (i) net plant incident (credits) costs; (j) restructuring, impairment and plant closing and transition costs. Basic adjusted net income (loss) per share excludes dilution and is computed by dividing adjusted net income (loss) by the weighted average number of shares outstanding during the period. Adjusted diluted net income (loss) per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted adjusted net income (loss) per share was based on the ordinary shares that were outstanding at the time of our IPO.

Adjusted net income (loss) and adjusted net income (loss) per share amounts are presented solely as supplemental information. These measures exclude similar non-cash item as Adjusted EBITDA in order to assist our investors in comparing our performance from period to period and as such, bear similar risks as Adjusted EBITDA as documented in footnote (1) above. For that reason, adjusted net income and the related per share amounts, should not be considered in isolation and should be considered only to supplement analysis of U.S. GAAP results.

(3)
The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We eliminated the effect of significant changes to income tax valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period. We do not adjust for insignificant changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under U.S. GAAP.

(4)	As presented within Item 7, operating expense includes selling. general and administrative expenses and other operating expense (income), net.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
For the year ended December 31, 2018, net loss was $157 million on revenues of $2,265 million, compared with a net income of $144 million on revenues of $2,209 million for the same period in 2017. The decrease of $301 million in net income was the result of the following items:

•
Revenues for the year ended December 31, 2018 increased by $56 million, or 3%, as compared with the same period in 2017. The increase was due to a $62 million, or 4%, increase in revenue in our Titanium Dioxide segment primarily due to an increase in average selling price, partially offset by a $6 million, or 1%, decrease in revenue in our Performance Additives segment due primarily to decreases in volumes. See “—Segment Analysis” below.

•	Our operating expenses for the year ended December 31, 2018 decreased by $8 million, or 4%, as compared to the same period in 2017, primarily resulting from reduced overhead costs.

•
Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2018 increased to $628 million from $52 million for the same period in 2017. For more information concerning restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

•
Other income for the year ended December 31, 2018 decreased by $33 million primarily as a result of the recognition of income in 2017 related to the change in the future payment to Huntsman pursuant to the tax matters agreement entered into as part of our separation. The change in future expected payment was due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%.

•
Our income tax benefit for the year ended December 31, 2018 was $8 million compared to $50 million of income tax expense for the same period in 2017. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 19. Income Taxes” of this report.

Segment Analysis

	Year Ended December 31,		Percent Change Favorable (Unfavorable)
(in millions)	2018	2017
Revenues
Titanium Dioxide	$1,666	$1,604	4%
Performance Additives	599	605	(1)%
Total	$2,265	$2,209	3%
Segment adjusted EBITDA
Titanium Dioxide	$417	$387	8%
Performance Additives	62	72	(14)%
Corporate and other	(43)	(64)	33%
Total	$436	$395	10%

	Year Ended December 31, 2018 vs. 2017
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	13%	3%	1%	(13)%
Performance Additives	3%	2%	(2)%	(4)%

NM—Not meaningful

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide
The Titanium Dioxide segment generated revenues of $1,666 million in the twelve months ended December 31, 2018, an increase of $62 million, or 4%, compared to the same period in 2017. The increase was primarily due to a 13% increase in average selling price, a 3% favorable impact from foreign currency translation, and a 1% increase due to mix and other, offset by a 13% decrease in volumes. The increase in selling prices compared to the prior year reflects more favorable business conditions allowing for an increase in prices globally. Sales volumes decreased primarily due to customer destocking and lower availability of certain specialty product grades due, in part, to extended planned maintenance turnarounds, reduced operating rates at our Pori, Finland manufacturing facility and other plant closures as part of our restructuring programs. Excluding the impact of the fire at our Pori plant and the impact of plants closed as part of our restructuring programs, sales volumes decreased by 9% compared to the prior year.

Adjusted EBITDA for the Titanium Dioxide segment increased by $30 million for the year ended December 31, 2018 compared to the same period in 2017. This increase is primarily a result of improvements in pricing, $19 million of benefits as a result of our 2017 business improvement program, and the sale of $14 million of energy credits in 2018, offset by the impact of higher raw materials and energy costs and the impact of insurance proceeds received in 2017 to reimburse lost earnings from our Pori, Finland facility.

Performance Additives
The Performance Additives segment generated $599 million of revenue in the twelve months ended December 31, 2018, a decline of $6 million, or 1%, compared to the same period in 2017 resulting from a 4% decrease in volumes and a 2% decrease due to the unfavorable impact of sales mix and other partially offset by a 3% increase in pricing and a 2% improvement from the favorable impact of foreign currency translation. The decline in volumes was primarily as a result of customer destocking in Functional Additives, the discontinuation of sales of certain Timber Treatment products to a large customer, and plant shutdowns in the second quarter of 2018 as part of our restructuring plans, while the increase in selling prices is as a result of price increases for certain products within Functional Additives, Color Pigments and Timber Treatment to offset higher raw material and energy costs.

Adjusted EBITDA in the Performance Additives segment decreased by $10 million, or 14%, for the twelve months ended December 31, 2018 compared to the same period in 2017, primarily due to higher raw materials and energy costs, offset by higher average selling prices and $8 million of benefits from our 2017 business improvement program.

Corporate and other
Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $43 million, or $21 million lower for the twelve months ended December 31, 2018 than the same period in 2017 as our costs to operate as a standalone company are lower than those costs historically allocated to us from Huntsman.

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

•
Our operating expenses for the year ended December 31, 2017 increased by $50 million, or 28%, as compared to the same period in 2016, primarily as a result of a $23 million gain on disposals of businesses and a $6 million gain from an insurance recovery in 2016, both of which were non-recurring. In addition, $14 million of incremental costs related to our separation from Huntsman were incurred during 2017, along with $6 million of unfavorable foreign currency exchange losses. These increases were partially offset by $6 million in savings from our restructuring programs.

•
Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2017 increased to $52 million from $35 million for the same period in 2016. For more information concerning restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

•
Other income for the year ended December 31, 2017 increased by $42 million primarily as a result of the change in the future expected payment to Huntsman pursuant to the tax matters agreement entered into as part of our separation. The change in future expected payment is due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%.

•
Our income tax expense for the year ended December 31, 2017 increased to $50 million from a $23 million income tax benefit for the same period in 2016. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 19. Income Taxes” of this report.

Segment Analysis

	Year Ended December 31,		Percent Change Favorable (Unfavorable)
(in millions)	2017	2016
Revenues
Titanium Dioxide	$1,604	$1,554	3%
Performance Additives	605	585	3%
Total	$2,209	$2,139	3%
Segment adjusted EBITDA
Titanium Dioxide	$387	$61	534%
Performance Additives	72	69	4%
Corporate and other	(64)	(53)	(21)%
Total	$395	$77	413%

	Year Ended December 31, 2017 vs. 2016
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	18%	1%	(2)%	(14)%
Performance Additives	1%	—%	—%	2%

NM—Not meaningful

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

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

Segment adjusted EBITDA of our Titanium Dioxide segment increased by $326 million for the year ended
December 31, 2017 compared to the same period in 2016 primarily as a result of an increase in revenue of $321 million related to higher selling prices and a $36 million reduction in costs, primarily due to our 2017 business improvement program, offset by an increase in other manufacturing costs of $27 million.

Performance Additives
The increase in revenues in our Performance Additives segment of $20 million, or 3%, for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to a 1% improvement in average selling prices and a 2% increase in sales volumes. The improvement in prices was primarily in our Functional Additives product line where we successfully raised prices to offset increases in prices of raw materials.

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

•
Our operating expenses for the year ended December 31, 2016 decreased by $87 million, or 33%, as compared to 2015, primarily related to a $33 million decrease in acquisition expenses, $30 million decrease in other selling, general and administrative expenses as a result of cost savings from restructuring programs and a favorable $5 million foreign currency exchange impact of the strengthening U.S. dollar against other major international currencies.

•
Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2016 decreased to $35 million from $220 million in 2015. For more information concerning restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

•
Our interest expense, net for the year ended December 31, 2016 increased to $44 million from $30 million in 2015, partially due to an increase in interest expense of $7 million from 2015 to 2016 as a result of higher average levels of notes payable to related parties during 2016 partially offset by a $7 million decrease in interest income for the year ended December 31, 2016 as compared with 2015 resulting from a significant decrease in notes receivable from affiliates during 2016 as compared to 2015.

•
Our income tax benefit for the year ended December 31, 2016 decreased to $23 million from $34 million in 2015. Our tax benefit is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 19. Income Taxes” of this report.

Segment Analysis

	Year Ended December 31,		Percent Change Favorable (Unfavorable)
(in millions)	2016	2015
Revenues
Titanium Dioxide	$1,554	$1,584	(2)%
Performance Additives	585	578	1%
Total	$2,139	$2,162	(1)%
Segment adjusted EBITDA
Titanium Dioxide	$61	$(8)	NM
Performance Additives	69	69	—%
Corporate and other	(53)	(53)	—%
Total	$77	$8	863%

	Year Ended December 31, 2016 vs. 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(6)%	(1)%	1%	4%
Performance Additives	—%	(1)%	(2)%	4%

NM—Not meaningful

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide
The decrease in revenues of $30 million, or 2%, in our Titanium Dioxide segment for the year ended December 31, 2016 compared to the same period of 2015 was due to a 7% decrease in average selling prices, which includes a 1% increase due to the impact of foreign currency translation, partially offset by a 4% increase in sales volumes and a 1% increase due to mix and other. Average selling prices decreased primarily as a result of competitive pressure while sales volumes increased primarily due to increased end-use demand.

Segment adjusted EBITDA increased by $69 million primarily due to savings resulting from our restructuring programs and a decrease in other operating expenses of $11 million due to insurance proceeds received relating to a 2015 casualty loss at our Uerdingen, Germany manufacturing facility, partially offset by a $30 million decrease in revenue.

Performance Additives
The increase in revenues in our Performance Additives segment of $7 million, or 1%, for the year ended December 31,
2016 compared to the same period of 2015 was due to 4% increase from an increase in sales volumes partially offset by a 1% unfavorable impact of foreign currency translation and a 2% decrease form sales mix and other. Segment adjusted EBITDA was consistent year over year.

Liquidity and Capital Resources
Prior to the separation, our primary source of liquidity and capital resources was cash flows from operations, our participation in a cash pooling program with Huntsman and debt incurred by Huntsman. Following the separation, we have not received any funding through the Huntsman cash pooling program. We had cash and cash equivalents of $165 million and $238 million as of December 31, 2018 and 2017, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures will be met by available cash generated from operations and borrowings.
On August 8, 2017, in connection with our IPO and the separation, we entered into new financing arrangements and incurred new debt, including $375 million of Senior Notes issued by our subsidiaries Venator Finance S.à r.l. and Venator Materials LLC (the "Issuers"), and borrowings of $375 million under the term loan facility. We used the net proceeds of the Senior Notes and the Term Loan Facility to repay $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of $18 million. Substantially all Huntsman receivables or payables were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the tax matters agreement entered into at the time of the separation which has been presented as Noncurrent payable to affiliate within the consolidated and combined balance sheet.
In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of December 31, 2018 is in excess of $268 million, of which $259 million is available to be drawn.

Items Impacting Short-Term and Long-Term Liquidity
Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•
Cash inflows from our accounts receivable and inventory, net of accounts payable, decreased by $140 million for the year ended December 31, 2018 as reflected in our consolidated and combined statements of cash flows. For 2019, we expect to spend approximately $130 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and the cost to transfer our specialty and differentiated manufacturing from Pori, Finland to other sites within our manufacturing network. We expect to fund this spending with cash on hand as well as cash provided by operations and borrowings.

•
During the year ended December 31, 2018, we made contributions to our pension and postretirement benefit plans of $47 million. During the first quarter of 2019, we expect to contribute an additional amount of approximately $6 million to these plans.

•
We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of December 31, 2018, we had $32 million of accrued restructuring costs of which $18 million is classified as current. We expect to incur and pay additional restructuring and plant closing costs of approximately $26 million during 2019. For further discussion of these plans and the costs involved, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

•
In the first quarter of 2019 we announced additional cost reduction initiatives which are expected to provide approximately $40 million of annual adjusted EBITDA benefit compared to 2018. Actions will be complete in 2020 ending 2020 at the full run rate level.

•
On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. During the twelve months ended December 31, 2018, we recorded $371 million of income related to insurance recoveries in cost of goods sold while $187 million was recognized in 2017.The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products which, on average, contributed greater than 75% of the site EBITDA from January 1, 2015 through January 30, 2017. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products.

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We currently intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors. We plan to transfer certain technology and the production of select product grades, namely for inks, cosmetics, pharmaceutical and food grade applications, from Pori to other sites within our network. In addition, and as market conditions warrant, we will strengthen the existing manufacturing network by increasing its efficiency and by providing greater manufacturing flexibility. Please see "Part II, Item 1A. Risk Factors-Risks Relating to our Business-We may be unsuccessful in our announced intentions to close the Pori, Finland site and transfer specialty and differentiated production to other sites within our manufacturing network within the anticipated timeframe and we may not experience the full anticipated benefits of our transfer and strengthen program."

•
We have $735 million in aggregate principal outstanding under $370 million, 5.75% of Senior Notes due 2025, and a $365 million Term Loan Facility. See further discussion under "Financing Arrangements."

As of December 31, 2018 and 2017, we had $8 million and $14 million, respectively, classified as current portion of debt.
As of December 31, 2018 and 2017, we had $36 million and $31 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of December 31, 2018, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to material U.K., U.S., or other local country taxation. As of December 31, 2017, our non-U.K. subsidiaries made no distribution of earnings that caused them to be subject to material U.K., U.S., or other local country taxation. As of December 31, 2016, there were no unremitted earnings of subsidiaries to consider for indefinite reinvestment.
Cash Flows for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net cash provided by operating activities from continuing operations was $282 million for the twelve months ended December 31, 2018 while net cash provided by operating activities from continuing operations was $337 million for the twelve months ended December 31, 2017. The decrease in net cash provided by operating activities from continuing operations for the twelve months ended December 31, 2018 compared with the same period of 2017 was primarily attributable to the $301 million decrease in net income described in “—Results of Operations” above, a $263 million unfavorable variance in changes in assets and liabilities, and an unfavorable decrease in deferred income taxes of $38 million, partially offset by an increase in noncash restructuring and impairment charges of $584 million.
Net cash used in investing activities from continuing operations was $321 million for the twelve months ended December 31, 2018, compared to net cash used in investing activities from continuing operations of $11 million for the twelve months ended December 31, 2017. The increase in net cash used in investing activities from continuing operations for the twelve months ended December 31, 2018 compared with the same period of 2017 was primarily attributable to a $205 million increase in capital expenditures, net of insurance proceeds for recovery of property damage, an increase in net payments from affiliates of $121 million year over year, partially offset by a change of $10 million related to cash received and cash invested in unconsolidated affiliates.
Net cash used in financing activities from continuing operations was $18 million for the twelve months ended December 31, 2018, compared to net cash used in financing activities from continuing operations of $123 million for the twelve months ended December 31, 2017. The decrease in net cash used in financing activities from continuing operations for the twelve months ended December 31, 2018 compared with the same period of 2017 was primarily attributable to a decrease of $732 million final settlement of affiliate balances at separation and a decrease in net repayments on affiliates accounts payable of $100 million from 2017 to 2018, offset by a decrease in proceeds received from the issuance of the Senior Notes and Senior Credit facilities net of the payment of debt issuance costs of $732 million in 2017.
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

Changes in Financial Condition

The following information summarizes our working capital as of December 31, 2018 and 2017:

(Dollars in millions)	December 31, 2018	December 31, 2017	Increase (Decrease)	Percent Change
Cash and cash equivalents	$165	$238	$(73)	(31)%
Accounts and notes receivable, net	351	380	(29)	(8)%
Accounts receivable from affiliates	—	12	(12)	(100)%
Inventories	538	454	84	19%
Prepaid expenses	20	19	1	5%
Other current assets	51	66	(15)	(23)%
Total current assets from continuing operations	1,125	1,169	(44)	(4)%
Accounts payable	382	385	(3)	(1)%
Accounts payable to affiliates	18	16	2	13%
Accrued liabilities	135	244	(109)	(45)%
Current portion of debt	8	14	(6)	(43)%
Total current liabilities from continuing operations	543	659	(116)	(18)%
Working capital	$582	$510	$72	14%

NM—Not meaningful

Our working capital increased by $72 million as a result of the net impact of the following significant changes:

•
Cash and cash equivalents decreased by $73 million primarily due to inflows of $282 million from operating activities from continuing operations partially offset by $321 million of cash outflows from investing activities from continuing operations and outflows of $18 million from financing activities of continuing operations.

•	Accounts receivable decreased by $29 million primarily due to lower sales year over year.

•	Inventories increased by $84 million primarily due to customer destocking during the year ended December 31, 2018.

•	Accrued liabilities decreased by $109 million primarily due to capital accruals for the Pori, Finland rebuild at December 31, 2017 which are no longer in place.

•
Accounts receivable from and accounts payable to affiliates represent financing arrangements with affiliates of Huntsman. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 15. Debt” of this report as well as accrued costs for our restructuring programs.

The following information summarizes our working capital as of December 31, 2017 and 2016:

(Dollars in millions)	December 31, 2017	December 31, 2016	Increase (Decrease)	Percent Change
Cash and cash equivalents	$238	$29	$209	721%
Accounts and notes receivable, net	380	247	133	54%
Accounts receivable from affiliates	12	243	(231)	(95)%
Inventories	454	426	28	7%
Prepaid expenses	19	11	8	73%
Other current assets	66	59	7	12%
Total current assets from continuing operations	1,169	1,015	154	15%
Accounts payable	385	297	88	30%
Accounts payable to affiliates	16	695	(679)	(98)%
Accrued liabilities	244	146	98	67%
Current portion of debt	14	10	4	40%
Total current liabilities from continuing operations	659	1,148	(489)	(43)%
Working capital (deficit)	$510	$(133)	$643	NM

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

•
Accounts receivable from and accounts payable to affiliates represent financing arrangements with affiliates of Huntsman. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 15. Debt” of this report as well as accrued costs for our restructuring programs.

Capital Leases
We also have lease obligations accounted for as capital leases primarily related to manufacturing facilities which are included in other long-term debt. The scheduled maturities of our commitments under capital leases are as follows (dollars in millions):

Year ending December 31:	Amount
2019	$1
2020	2
2021	1
2022	1
Thereafter	8
Total minimum payments	13
Less: Amounts representing interest	(3)
Present value of minimum lease payments	10
Less: Current portion of capital leases	(1)
Long-term portion of capital leases	$9

In addition to these capital leases, we entered into certain financing transactions in connection with our IPO, including the use of the net proceeds of the Senior Notes offering and borrowings under the Term Loan Facility to repay $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of $18 million. The Senior Notes and the Senior Credit Facilities are described in greater detail in “Part II. Item 8. Financial Statements and Supplementary Data – Note 15. Debt” of this report.

Financing Arrangements
For a discussion of financing arrangements, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 15. Debt” of this report.

A/R Programs
For a discussion of A/R programs, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 15. Debt – A/R Programs” of this report.

Cross-Currency Swap
For a discussion of cross-currency swaps, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 17. Derivative Instruments and Hedging Activities” of this report.

Contractual Obligations and Commercial Commitments
Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments from continuing operations as of December 31, 2018 are summarized below:

(Dollars in millions)	2019	2020-2021	2022-2023	After 2023	Total
Long-term debt, including current portion(1)	$7	$9	$9	$723	$748
Interest(2)	43	86	89	57	275
Operating leases	13	20	10	40	83
Purchase commitments(3)	110	167	67	25	369
Total(4)(5)	$173	$282	$175	$845	$1,475

(1)
In connection with our IPO, we entered into the Senior Credit Facilities and two of our subsidiaries issued the Senior Notes, which includes (i) $375 million of Senior Notes and (ii) borrowings of $375 million under our term loan facility. In addition, we entered into a $300 million ABL facility at closing of our IPO, which, together with the term loan facility, we refer to as the Senior Credit Facilities. We used the net proceeds of the Senior Notes offering and the term loan facility to repay $732 million of net intercompany debt owed to Huntsman and to pay related fees and expenses of $18 million. For more information, See “—Financing Arrangements.”

(2)	Interest calculated using actual and forecasted interest rates as of December 31, 2018 and contractual maturity dates.

(3)
We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2018. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For each of the years ended December 31, 2018, 2017 and 2016, we made minimum payments of nil, $2 million and $1 million, respectively, under such take or pay contracts without taking the product.

(4)	Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows:

(Dollars in millions)	2019	2020-2021	2022-2023	5-Year Average Annual
Pension plans	$24	$54	$58	$32
Other postretirement obligations	—	—	—	—

(5)
The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 19. Income Taxes” of this report.

Off-Balance-Sheet Arrangements
No off-balance sheet arrangements exist at this time.
Restructuring, Impairment and Plant Closing and Transition Costs
For further discussion of these and other restructuring plans and the costs involved, see “Part II. Item 8. Financial Statements and Supplementary Data – Note 12. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.

Legal Proceedings
For a discussion of legal proceedings, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 22. Commitments and Contingencies—Legal Matters” of this report.
Environmental, Health and Safety Matters
As noted in “Part 1. Item 1. Business—Environmental, Health and Safety Matters” and “Part 1. Item 1A. Risk Factors” of this report, we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer‑term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 23. Environmental, Health and Safety Matters” of this report.
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
The following weighted-average discount rate assumptions were used for the defined benefit and other postretirement plans for the year:

	2018	2017	2016
Defined benefit plans
Projected benefit obligation	2.38%	2.21%	2.28%
Net periodic pension cost	2.21%	1.86%	3.27%
Other postretirement benefit plans
Projected benefit obligation	3.50%	3.38%	3.72%
Net periodic pension cost	3.30%	3.72%	6.94%
The expected return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management's expected long-term return for each asset class. The expected rate of return on U.S. plan assets was 7.75% in 2018 and 2017, each, and the expected rate of return on non-U.S. plans was 5.21% and 5.68% for 2018 and 2017, respectively.

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
Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
1% increase	$(12)	$(154)
1% decrease	12	175
Expected long-term rates of return on plan assets
1% increase	(9)	—
1% decrease	9	—
Rate of compensation increase
1% increase	2	12
1% decrease	(2)	(11)

(1)	Estimated (decrease) increase on 2018 net periodic benefit cost

(2)	Estimated (decrease) increase on December 31, 2018 pension and postretirement liabilities and accumulated other comprehensive loss

Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limit our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2018, we had total valuation allowances of $220 million. See “Part II. Item 8. Financial Statements and Supplementary Data—Note 19. Income Taxes” of this report for more information regarding our valuation allowances.
As of December 31, 2018, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.
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
Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2018, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2018 would have been approximately $12 million less or $15 million greater, respectively.

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
Restructuring and Plant Closing and Transition Costs
We recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs in each of our business segments. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Restructuring, Impairment and Plant Closing and Transition Costs” of this report.
Contingent Loss Accruals
Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. As of December 31, 2018 and 2017, we had recognized a liability of $12 million, each, related to these environmental matters. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 23. Environmental, Health and Safety Matters” of this report.
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
Variable Interest Entities—Primary Beneficiary
We evaluate each of our variable interest entities on an on-going basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regard to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant. The factors management considers when determining if we have the power to direct the activities that most significantly impact each of our variable interest entity’s economic performance include supply arrangements, manufacturing arrangements, marketing arrangements and sales arrangements. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary. For the years ended December 31, 2018, 2017 and 2016, the percentage of revenues from our consolidated variable interest entities in relation to total revenues that will ultimately be attributable to Venator is 5.2%, 5.7% and 5.4%, respectively. For further information, see “Part II. Item 8. Financial Statements and Supplementary Data—Note 8. Variable Interest Entities” of this report.

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
The carrying value of our floating rate debt is $365 million at December 31, 2018. A hypothetical 1% increase in interest rates on our floating rate debt as of December 31, 2018 would increase our interest expense by approximately $4 million on an annualized basis.
Foreign Exchange Rate Risk
We are exposed to market risks associated with foreign exchange risk. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At December 31, 2018 and 2017 we had $89 million and $109 million notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.
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
During 2019, the amount of accumulated other comprehensive loss at December 31, 2018 related to hedging transactions that is expected to be reclassified to earnings is immaterial. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.
Commodity Price Risk
A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of December 31, 2018 and 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VENATOR MATERIALS PLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Venator Materials PLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Venator Materials PLC and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for the year ended December 31, 2018, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte LLP
Leeds, United Kingdom
February 20, 2019
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Venator Materials PLC
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheet of Venator Materials PLC and subsidiaries (the "Company") as of December 31, 2017, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes listed in the Index for Item 8 and Schedule II - Valuation and Qualifying Accounts included in Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of a Matter

As discussed in Note 1 to the financial statements, the financial statements include allocations of direct and indirect corporate expenses from Huntsman Corporation through the date of separation and are presented on a stand-alone basis as if Venator's operations had been conducted independently from Huntsman Corporation; however, prior to Separation, Venator did not operate as a separate, stand-alone entity for the period presented and, as such, the financial statements may not be fully indicative of Venator's financial position, results of operations and cash flows as an unaffiliated company from Huntsman Corporation.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2018

We began serving as the Company’s auditor in 2016. In 2018, we became the predecessor auditor.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS

(In millions, except par value)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$165	$238
Accounts receivable (net of allowance for doubtful accounts of $5, each)(a)	351	380
Accounts receivable from affiliates	—	12
Inventories(a)	538	454
Prepaid expenses	20	19
Other current assets	51	66
Total current assets	1,125	1,169
Property, plant and equipment, net(a)	994	1,367
Intangible assets, net(a)	16	20
Investment in unconsolidated affiliates	83	86
Deferred income taxes	178	167
Other noncurrent assets	89	38
Total assets	$2,485	$2,847
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$382	$385
Accounts payable to affiliates	18	16
Accrued liabilities(a)	135	244
Current portion of debt(a)	8	14
Total current liabilities	543	659
Long-term debt	740	743
Other noncurrent liabilities	313	306
Noncurrent payable to affiliates	34	34
Total liabilities	1,630	1,742
Commitments and contingencies (Notes 22 and 23)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, 106 each issued and 106 each outstanding, respectively	—	—
Additional paid-in capital	1,316	1,311
Retained (deficit) earnings	(96)	67
Accumulated other comprehensive loss	(373)	(283)
Total Venator	847	1,095
Noncontrolling interest in subsidiaries	8	10
Total equity	855	1,105
Total liabilities and equity	$2,485	$2,847

(a)
At December 31, 2018 and 2017 respectively, $5 each of cash and cash equivalents, $5 and $7 of accounts receivable (net), $1 and $2 of inventories, $5 each of property, plant and equipment (net), $14 and $17 of intangible assets (net), $1 each of accounts payable, $4 each of accrued liabilities, and $2 each of current portion of debt from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 8. Variable Interest Entities.”

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
(Dollars in millions, except per share amounts)	2018	2017	2016
Trade sales, services and fees, net	$2,265	$2,209	$2,139
Cost of goods sold	1,550	1,744	1,989
Operating expenses:
Selling, general and administrative (includes corporate allocations from Huntsman of nil, $62 and $104, respectively)	212	216	221
Restructuring, impairment and plant closing and transition costs	628	52	35
Other operating expense (income), net	6	10	(45)
Total operating expenses	846	278	211
Operating (loss) income	(131)	187	(61)
Interest expense	(53)	(100)	(59)
Interest income	13	60	15
Other income (expense), net	6	39	(3)
(Loss) income from continuing operations before income taxes	(165)	186	(108)
Income tax benefit (expense)	8	(50)	23
(Loss) income from continuing operations	(157)	136	(85)
Income from discontinued operations, net of tax	—	8	8
Net (loss) income	(157)	144	(77)
Net income attributable to noncontrolling interests	(6)	(10)	(10)
Net (loss) income attributable to Venator	$(163)	$134	$(87)

Basic (losses) earnings per share:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(1.53)	$1.19	$(0.89)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	0.07	0.07
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(1.53)	$1.26	$(0.82)

Diluted (losses) earnings per share:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(1.53)	$1.18	$(0.89)
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	0.08	0.07
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(1.53)	$1.26	$(0.82)

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(Dollars in millions)	2018	2017	2016
Net (loss) income	$(157)	$144	$(77)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(90)	106	32
Pension and other postretirement benefits adjustments	(11)	39	(54)
Hedging instruments	11	(5)	—
Other comprehensive (loss) income, net of tax	(90)	140	(22)
Comprehensive (loss) income	(247)	284	(99)
Comprehensive income attributable to noncontrolling interest	(6)	(10)	(10)
Comprehensive (loss) income attributable to Venator	$(253)	$274	$(109)

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Total Venator Materials PLC Equity
(Dollars in millions)	Parent's Net Investment and Advances	Ordinary Shares	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2016	$1,112	$—	$—	$—	$(401)	$17	$728
Net (loss) income	(87)	—	—	—	—	10	(77)
Net changes in other comprehensive loss	—	—	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	—	—	—	(14)	(14)
Net changes in parent’s net investment and advances	(437)	—	—	—	—	(1)	(438)
Balance, December 31, 2016	$588	$—	$—	$—	$(423)	$12	$177
Net income	67	—	—	67	—	10	144
Net changes in other comprehensive loss	—	—	—	—	140	—	140
Dividends paid to noncontrolling interests	—	—	—	—	—	(12)	(12)
Net changes in parent’s net investment and advances	653	—	—	—	—	—	653
Conversion of parent's net investment and advances to paid-in capital	$(1,308)	$—	$1,308	$—	$—	$—	$—
Activity related to stock plans	$—	$—	$3	$—	$—	$—	$3
Balance, December 31, 2017	$—	$—	$1,311	$67	$(283)	$10	$1,105
Net (loss) income	—	—	—	(163)	—	6	(157)
Net changes in other comprehensive loss	—	—	—	—	(90)	—	(90)
Dividends paid to noncontrolling interests	—	—	—	—	—	(8)	(8)
Activity related to stock plans	—	—	5	—	—	—	5
Balance, December 31, 2018	$—	$—	$1,316	$(96)	$(373)	$8	$855

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in millions)	2018	2017	2016
Operating Activities:
Net (loss) income	$(157)	$144	$(77)
Income from discontinued operations, net of tax	—	(8)	(8)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	132	127	114
Deferred income taxes	(19)	19	(14)
Loss (gain) on disposal of assets	—	1	(22)
Noncash restructuring and impairment charges	591	7	10
Insurance proceeds for business interruption, net of gain on recovery	—	21	—
Noncash interest	1	18	44
Noncash (gain) loss on foreign currency transactions	(6)	1	(9)
Other, net	9	13	1
Changes in assets and liabilities:
Accounts receivable	25	(24)	(12)
Inventories	(103)	8	106
Prepaid expenses	(1)	(2)	1
Other current assets	(13)	(1)	(4)
Other noncurrent assets	(49)	9	(9)
Accounts payable	(27)	51	17
Accrued liabilities	(96)	13	(40)
Other noncurrent liabilities	(5)	(60)	(18)
Net cash provided by operating activities from continuing operations	282	337	80
Net cash provided by operating activities from discontinued operations	—	1	17
Net cash provided by operating activities	282	338	97
Investing Activities:
Capital expenditures	(326)	(197)	(103)
Insurance proceeds for recovery of property damage	—	76	—
Cash received from unconsolidated affiliates	34	44	32
Investment in unconsolidated affiliates	(30)	(50)	(29)
Repayment of government grant	—	(5)	—
Net payments from (advances to) affiliates	—	121	(5)
Proceeds from sale of businesses/assets	1	—	9
Net cash used in investing activities from continuing operations	(321)	(11)	(96)
Net cash used in investing activities from discontinued operations	—	(1)	(22)
Net cash used in investing activities	(321)	(12)	(118)
Financing Activities:
Proceeds from short-term debt	—	1	1
Net (repayments) borrowings from affiliate accounts payable	—	(100)	47
Payments on notes payable	(6)	—	—
Final settlement of affiliate balances at separation	—	(732)	—
Principal payments on long-term debt	(4)	(12)	(2)
Dividends paid to noncontrolling interests	(8)	(12)	(14)
Proceeds from issuance of long-term debt	—	750	—
Debt issuance costs paid	—	(18)	—
Net cash (used in) provided by financing activities from continuing operations	(18)	(123)	32
Net cash used in financing activities from discontinued operations	—	—	(2)
Net cash (used in) provided by financing activities	(18)	(123)	30
Effect of exchange rate changes on cash	(16)	5	(1)
(Decrease) increase in cash and cash equivalents, including discontinued operations	(73)	208	8
Cash and cash equivalents at beginning of period, including discontinued operations	238	30	22
Cash and cash equivalents at end of period, including discontinued operations	$165	$238	$30
Supplemental cash flow information:
Cash paid for interest	$46	$28	$5
Cash paid for income taxes	34	21	7
Noncash investing and financing activities:
The amount of capital expenditures in accounts payable	$70	$39	$21
Received noncash settlements of notes receivable from affiliates	—	57	270
Settled noncash long-term debt to affiliates	—	792	145
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
Description of Business
Venator operates in two segments: Titanium Dioxide and Performance Additives. The Titanium Dioxide segment manufactures and sells primarily TiO2, and operates eight TiO2 manufacturing facilities across the globe, predominantly in Europe. The Performance Additives segment manufactures and sells functional additives, color pigments, timber treatment and water treatment chemicals. This segment operates 16 manufacturing and processing facilities in Europe, North America, Asia and Australia.
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

Pori Fire
On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. The loss was covered by insurance for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively. The Pori facility had a nameplate capacity of 130,000 metric tons per year, which represented approximately 17% of our total TiO2 nameplate capacity and approximately 2% of total global TiO2 demand. Prior to the fire, 60% of the site capacity produced specialty products. We have restored 20% of the total prior capacity, which is dedicated to production of specialty products.

On April 13, 2018, we received a final payment from our insurers of €191 million, or $236 million, bringing our total insurance receipts to €468 million, or $551 million, which was the limit of our insurance proceeds. We elected to receive the insurance proceeds in Euro in order to match the currency of the related business interruption losses and capital expenditures resulting from the Pori fire. For the twelve months ended December 31, 2018, we received €243 million, or $298 million, of insurance proceeds, while €225 million, or $253 million, was received during 2017.

During the twelve months ended December 31, 2018, we recorded $371 million of income related to insurance recoveries in cost of goods sold while $187 million was recognized in 2017. The difference between payments received from our insurers of $551 million and the insurance recovery income of $558 million is related to the foreign exchange movements of the U.S. Dollar against the Euro during the periods.

$68 million of deferred income for insurance recoveries was reported in accrued liabilities as of December 31, 2017.

We recorded a loss of $10 million and $21 million for cleanup and other non-capital reconstruction costs in cost of goods sold for the twelve months ended December 31, 2018 and 2017, respectively. We recorded a loss of $31 million for the write-off of fixed assets and lost inventory in cost of goods sold in our consolidated and combined statements of operations for the twelve months ended December 31, 2017.

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites.

We intend to continue to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors. We currently plan to transfer certain technology and the production of select product grades, namely for inks, cosmetics, pharmaceutical and food grade applications, from Pori to other sites within our network. In addition, and as market conditions warrant, we intend to strengthen the existing manufacturing network by increasing its efficiency and by providing greater manufacturing flexibility. As part of the plan, we recorded restructuring expense of $465 million for the twelve months ended December 31, 2018, of which $417 million related to acceleration depreciation, $39 million related to employee benefits, and $9 million related to the write-off of other assets. This restructuring expense consists of $39 million of cash and $426 million of noncash charges.
Basis of Presentation
Venator’s consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). Prior to the separation, Venator’s operations were included in Huntsman’s financial results in different legal forms, including but not limited to: (1) wholly-owned subsidiaries for which the Titanium Dioxide and Performance Additives businesses were the sole businesses; (2) legal entities which are comprised of other businesses and include the Titanium Dioxide and Performance Additives businesses; and (3) variable interest entities in which the Titanium Dioxide and Performance Additives and other businesses are the primary beneficiaries. The consolidated and combined financial statements include all revenues, costs, assets, liabilities and cash flows directly attributable to Venator, as well as allocations of direct and indirect corporate expenses, which are based upon an allocation method that in the opinion of management is reasonable. Such corporate cost allocation transactions between Venator and Huntsman have been considered to be effectively settled for cash in the consolidated and combined financial statements at the time the transaction is recorded and the net effect of the settlement of these transactions is reflected in the consolidated and combined statements of cash flows as a financing activity. Because the historical consolidated and combined financial information for the periods prior to the separation reflect the combination of these legal entities under common control, the historical consolidated and combined financial information prior to the separation includes the results of operations of other Huntsman businesses that are not a part of our operations after the separation. We report the results of those other businesses as discontinued operations. Please see “Note 16. Discontinued Operations.”
For purposes of these consolidated and combined financial statements, all significant transactions with Huntsman International, a wholly-owned subsidiary of Huntsman through which Huntsman operates all of its businesses, have been included in group equity. All intercompany transactions within the consolidated and combined business have been eliminated.
Prior to our separation, Huntsman performed certain administrative and other services for Venator. These expenses were incurred by Huntsman and allocated to Venator based on either specific services provided or based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations were reasonable. Corporate allocations include allocated selling, general, and administrative expenses of nil, $62 million and $104 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Summary of Significant Accounting Policies
Asset Retirement Obligations
Venator accrues for asset retirement obligations, which consist primarily of asbestos abatement costs, demolition and removal costs, leasehold remediation costs and landfill closure costs, in the period in which the obligations are incurred. Asset retirement obligations are initially recorded at estimated fair value. When the related liability is initially recorded, Venator capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its estimated settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, Venator will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See “Note 13. Asset Retirement Obligations.”

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
Prior to the separation, Venator participated in Huntsman International’s cash pooling program. The cash pooling program was an intercompany borrowing arrangement designed to reduce Venator’s dependence on external short-term borrowing. See “Note 15. Debt.”
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
Derivative Transactions and Hedging Activities
All derivatives are recorded on Venator’s consolidated and combined balance sheets at fair value. Prior to January 1, 2018, the effective portion of changes in the fair value of derivatives designated as hedges were recorded in other comprehensive income (loss) until the hedge item impacts earnings at which point the accumulated gains and losses were recognized in other income (expense), net in the consolidated and combined statements of operations. The ineffective portion of the change in fair value of derivatives accounted for as hedges and the gains and losses of derivatives not designated as hedges were recognized in earnings. Beginning January 1, 2018, the gains and losses on derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and recognized in income (expense), when the hedged item impacts earnings. See “Note 17. Derivative Instruments and Hedging Activities.”
Environmental Expenditures
Environmental-related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See “Note 23. Environmental, Health and Safety Matters.”
Financial Instruments
The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, amounts receivable from affiliates, accounts payable, current portion of amounts payable to affiliates, and accrued liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of Venator’s long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market.
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
Foreign currency transaction gains and losses are recorded in other expense (income), net in the consolidated and combined statements of operations and were net gains of $6 million, net losses of $1 million, and net gains of $9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Venator is comprised of operations in various tax jurisdictions. Prior to the separation, Venator’s operations were included in Huntsman’s financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Venator was the sole business, components of legal entities in which Venator operated in conjunction with other Huntsman businesses and variable interest entities in which Venator is the primary beneficiary.
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
Prior to the separation, the consolidated and combined financial statements were prepared under the anticipated legal structure of Venator such that the historical results of legal entities are presented as follows: The historical tax results of legal entities which file separate tax returns in their respective tax jurisdictions and which need no restructuring before being contributed are included without adjustment, including the inclusion of any currently held subsidiaries. The historical tax results of legal entities in which Venator operated in conjunction with other Huntsman businesses for which new legal entities were formed for Venator operations are presented on a stand-alone basis as if their operations had been conducted separately from Huntsman and any adjustments to current taxes payable have been treated as adjustments to parent’s net investment and advances. The historical tax results of legal entities in which Venator operated in conjunction with other Huntsman businesses for which the Huntsman business were transferred out have been presented without adjustment, including the historical results of the Huntsman businesses which are unrelated to Venator operating businesses.
Prior to the separation, pursuant to tax-sharing agreements, subsidiaries of Huntsman were charged or credited, in general, with an amount of income taxes as if they filed separate income tax returns. Adjustments to current income taxes payable by Venator have been treated as adjustments to parent’s net investment and advances.
Prior to the separation, Venator included the U.S. Titanium Dioxide and Performance Additives subsidiaries of Huntsman International which were treated for U.S. tax purposes as divisions of Huntsman International. Huntsman International was included in the U.S. consolidated tax return of its parent, Huntsman. The U.S. tax expense, deferred tax assets, and deferred tax liabilities in these financial statements do not necessarily reflect the tax expense, deferred tax assets, or deferred tax liabilities that would have resulted had Venator not been operated as a U.S. income tax branch structure in combination with Huntsman. A 2% U.S. state income tax rate (net of federal benefit) was estimated for Venator based upon the estimated apportionment factors and actual income tax rates in state tax jurisdictions where it had nexus. U.S. foreign tax credits relating to taxes paid by non-U.S. business entities were generated and utilized by Huntsman. On a separate entity basis, these foreign tax credits would not have been generated or utilized, therefore, no additional allocation of Huntsman foreign tax credits was necessary. Additionally, Huntsman had no U.S. net operating loss carryforward amounts (“NOLs”) or similar attributes to allocate. Venator believes this methodology is reasonable and complies with Staff Accounting Bulletin Topic 1B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Venator is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires Venator to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not, Venator is required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. The judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated and combined financial statements. See “Note 19. Income Taxes.”
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

Buildings and leasehold improvements	5 - 50 years
Plant and equipment	3 - 30 years

Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments, and major repairs that significantly extend the useful life of the assets are capitalized and the assets replaced, if any, are retired.
Research and Development
Research and development costs are expensed as incurred and recorded in selling, general and administrative expense. Research and development costs charged to expense were $17 million, $16 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Revenue Recognition
Venator generates substantially all of its revenues through sales of inventory in the open market and via long-term supply agreements. Revenue is recognized when the performance obligations under the terms of our contracts are satisfied, at which point the control of the goods transfers to the customer, there is a present right to payment and legal title, and the risks and rewards of ownership have transferred to the customer. Revenues is measured as the amount of consideration we expect to receive in exchange for transferred goods.

Share-based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award.
Reclassification
Certain amounts in the consolidated and combined financial statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record results of operations of other businesses of Huntsman to discontinued operations. See "Note 16. Discontinued Operations.”
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

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted During the Period

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU along with subsequently issued amendments, outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most previously issued revenue recognition guidance. Under this guidance, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. These ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted these ASUs effective January 1, 2018 and we have elected the modified retrospective approach as the transition method. As a result of the adoption of these amendments, we revised our accounting policy for revenue recognition as detailed in “Note 3. Revenue.” The adoption of these ASUs did not have a significant impact on our consolidated and combined financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We adopted the amendments of this ASU effective January 1, 2018, and the initial adoption of the amendment in this ASU did not impact our consolidated and combined financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated and combined statements of operations separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated and combined statements of operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. We adopted the amendments of this ASU effective January 1, 2018, which impacted the presentation of our financial statements. Our historical presentation of service cost components was consistent with the amendments in this ASU. The other components of net periodic pension and postretirement benefit costs are presented within other nonoperating income, whereas we historically presented these within cost of goods sold and selling, general and administrative expenses. As a result of the retrospective adoption of this ASU, for the years ended December 31, 2017 and 2016, cost of goods sold increased by $6 million and $2 million, respectively, selling, general and administrative expenses decreased by $2 million and $4 million, respectively, and other income increased by $4 million and decreased by $2 million, respectively, within our consolidated and combined statements of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted in any interim period after the issuance of this ASU. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We adopted the amendments of this ASU effective January 1, 2018, and the initial adoption of the amendment in this ASU did not have an impact on our consolidated and combined financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted for all entities. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We plan to apply the short-term lease exception, therefore we will not record a right-of-use asset or corresponding lease liability for leases with a term of twelve months or less and instead recognize a single lease cost allocated over the lease term, generally on a straight-line basis. We plan to adopt ASU 2016-02 using the alternative transition method set forth in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, issued in July 2018, which allows for the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of the new standard will have a material impact on our consolidated and combined balance sheet due to the recognition of right-of-use assets and lease liabilities. Because of the transition method we will use to adopt the new standard, it will not be applied to periods prior to adoption and the adoption will have no impact on our previously reported results or disclosure. We are additionally assessing the impact of the new standard on our internal controls over financial reporting. Upon adoption, we expect to record approximately $50 million to $55 million of additional right-of-use assets and lease obligations. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. We do not anticipate that this standard will have a material impact on our statement of operations or statement of cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have completed our assessment and we do not anticipate this will have a material impact on our statement of comprehensive income.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20). The amendments in this ASU add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This standard is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. We are evaluating the effect of adopting this new accounting guidance, but do not expect adoption will have a material impact on our financial position.

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

The following table disaggregates our revenue by major geographical region for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
North America	$296	$277	$573	$281	$301	$582	$260	$291	$551
Europe	828	206	1,034	794	194	988	733	187	920
Asia	368	98	466	349	97	446	336	90	426
Other	174	18	192	180	13	193	225	17	242
Total Revenues	$1,666	$599	$2,265	$1,604	$605	$2,209	$1,554	$585	$2,139

The following table disaggregates our revenue by major product line for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$1,666	$—	$1,666	$1,604	$—	$1,604	$1,554	$—	$1,554
Color Pigments	—	294	294	—	302	302	—	296	296
Functional Additives	—	140	140	—	130	130	—	126	126
Timber Treatment	—	142	142	—	151	151	—	140	140
Water Treatment	—	23	23	—	22	22	—	23	23
Total Revenues	$1,666	$599	$2,265	$1,604	$605	$2,209	$1,554	$585	$2,139

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

Note 4. Earnings (Losses) Per Share
Basic earnings (losses) per share excludes dilution and is computed by dividing net (loss) income attributable to Venator ordinary shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (losses) per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income (loss) available to Venator ordinary shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to our IPO, the average number of ordinary shares outstanding used to calculate basic and diluted earnings (losses) per share was based on the ordinary shares that were outstanding at the time of our IPO.
Basic and diluted earnings (losses) per share is determined using the following information:

	For the years ended December 31,
	2018	2017	2016
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(163)	$126	$(95)
Basic and diluted income from discontinued operations:
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	$—	$8	$8
Basic and diluted net (loss) income:
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(163)	$134	$(87)
Denominator:
Weighted average shares outstanding	106.4	106.3	106.3
Dilutive share-based awards	0.3	0.4	—
Total weighted average shares outstanding, including dilutive shares	106.7	106.7	106.3

The number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was 1 million for the year ended December 31, 2018, and not significant for each of the years ended December 31, 2017 and 2016.

Note 5. Inventories
Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Raw materials and supplies	$165	$149
Work in process	56	46
Finished goods	317	259
Total	$538	$454

Note 6. Property, Plant and Equipment
The cost and accumulated depreciation of property, plant and equipment at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Land and land improvements	$98	$101
Buildings	236	236
Plant and equipment	1,926	2,048
Construction in progress	144	255
Total	2,404	2,640
Less accumulated depreciation	(1,410)	(1,273)
Property, plant, and equipment—net	$994	$1,367

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $129 million, $124 million and $110 million, respectively.

Note 7. Investment In Unconsolidated Affiliates
Investments in companies in which we exercise significant influence, but do not control, are accounted for using the equity method.
Tioxide Americas Inc., a wholly-owned subsidiary of Venator, has a 50% interest in Louisiana Pigment Company, L.P. (“LPC”). Located in Lake Charles, Louisiana, LPC is a joint venture that produces TiO2 for the exclusive benefit of each of the joint venture partners. In accordance with the joint venture agreement, this plant operates on a break-even basis. This investment is accounted for using the equity method and totaled $83 million and $86 million at December 31, 2018 and 2017, respectively.
Note 8. Variable Interest Entities
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

•
Viance, LLC (“Viance”) is our 50%-owned joint venture with DowDuPont. Viance markets timber treatment products for Venator. Our joint venture interest in Viance was acquired as part of the Rockwood acquisition. It was determined that the activity that most significantly impacts its economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary and began consolidating Viance upon the Rockwood acquisition on October 1, 2014.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at December 31, 2018, the joint ventures’ assets, liabilities and results of operations are included in Venator’s consolidated and combined financial statements.
The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities are as follows:

	Year ended December 31,
	2018	2017	2016
Revenues	$117	$127	$116
Income from continuing operations before income taxes	13	21	21
Net cash provided by operating activities	16	25	26

Note 9. Intangible Assets

The cost and accumulated amortization of intangible assets at December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$18	$9	$9	$17	$6	$11
Other intangibles	14	7	7	15	6	9
Total	$32	$16	$16	$32	$12	$20

Amortization expense was $3 million, $3 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Our estimated future amortization expense for intangible assets over the next five years is as follows:

Year ending December 31,	Amount
2019	$3
2020	3
2021	3
2022	3
2023	3

Note 10. Other Noncurrent Assets
Other noncurrent assets at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Spare parts inventory	$25	$13
Notes receivable	10	9
Pension assets	46	1
Debt issuance costs	4	4
Other	4	11
Total	$89	$38

Note 11. Accrued Liabilities

Accrued liabilities at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Payroll and benefits	$49	$50
Restructuring and plant closing costs	18	11
Rebate accrual	19	22
Current taxes payable	—	14
Asset retirement obligation	10	19
Taxes other than income taxes	2	2
Pension liabilities	1	1
Deferred income	—	69
Other miscellaneous accruals	36	56
Total	$135	$244

Note 12. Restructuring, Impairment and Plant Closing and Transition Costs
Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency. As of December 31, 2018, 2017 and 2016, accrued restructuring and plant closing costs by type of cost and initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2016	$90	$—	$90
2016 charges for 2015 and prior initiatives	3	16	19
2016 charges for 2016 initiatives	6	—	6
Distribution of prefunded restructuring costs	(36)	—	(36)
2016 payments for 2015 and prior initiatives	(36)	(16)	(52)
2016 payments for 2016 initiatives	(6)	—	(6)
Accrued liabilities as of December 31, 2016	$21	$—	$21
2017 charges for 2016 and prior initiatives	—	8	8
2017 charges for 2017 initiatives	33	4	37
Reversal of reserves no longer required	(1)	—	(1)
2017 payments for 2016 and prior initiatives	(12)	(8)	(20)
2017 payments for 2017 initiatives	(8)	(4)	(12)
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of December 31, 2017	$34	$—	$34
2018 charges for 2017 and prior initiatives	2	16	18
2018 charges for 2018 initiatives	17	2	19
2018 payments for 2017 and prior initiatives	(17)	(16)	(33)
2018 payments for 2018 initiatives	(2)	(2)	(4)
Foreign currency effect on liability balance	(2)	—	(2)
Accrued liabilities as of December 31, 2018	$32	$—	$32

(1)	The total workforce reduction reserves of $32 million relate to the termination of 591 positions, of which three positions had been terminated but not yet paid as of December 31, 2018.

(2)	Accrued liabilities remaining at December 31, 2018, 2017 and 2016 by year of initiatives were as follows:

	December 31,
	2018	2017	2016
2016 initiatives and prior	$4	$9	$21
2017 initiatives	14	25	—
2018 initiatives	14	—	—
Total	$32	$34	$21

Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of January 1, 2016	$57	$33	$90
2016 charges for 2015 and prior initiatives	3	16	19
2016 charges for 2016 initiatives	6	—	6
Distribution of prefunded restructuring costs	(23)	(13)	(36)
2016 payments for 2015 and prior initiatives	(23)	(29)	(52)
2016 payments for 2016 initiatives	(6)	—	(6)
Foreign currency effect on liability balance	(2)	2	—
Accrued liabilities as of December 31, 2016	$12	$9	$21
2017 charges for 2016 and prior initiatives	4	4	8
2017 charges for 2017 initiatives	34	3	37
Reversal of reserves no longer required	(1)	—	(1)
2017 payments for 2016 and prior initiatives	(9)	(11)	(20)
2017 payments for 2017 initiatives	(10)	(2)	(12)
Foreign currency effect on liability balance	—	1	1
Accrued liabilities as of December 31, 2017	$30	$4	$34
2018 charges for 2017 and prior initiatives	18	—	18
2018 charges for 2018 initiative	15	4	19
2018 payments for 2017 and prior initiatives	(28)	(5)	(33)
2018 payments for 2018 initiatives	(1)	(3)	(4)
Foreign currency effect on liability balance	(2)	—	(2)
Accrued liabilities as of December 31, 2018	$32	$—	$32
Current portion of restructuring reserves	$18	$—	$18
Long-term portion of restructuring reserve	14	—	14

Details with respect to cash and noncash restructuring charges for the years ended December 31, 2018, 2017 and 2016 by initiative are provided below:

Cash charges	$37
Pension-related charges	25
Accelerated depreciation	556
Other non-cash charges	10
Total 2018 Restructuring, Impairment of Plant Closing and Transition Costs	$628

Cash charges	$45
Accelerated depreciation	3
Impairment of assets	3
Other non-cash charges	1
Total 2017 Restructuring, Impairment of Plant Closing and Transition Costs	$52

Cash charges	$25
Accelerated depreciation	8
Impairment of assets	1
Other non-cash charges	1
Total 2016 Restructuring, Impairment and Plant Closing and Transition Costs	$35

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we were reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of nil, nil, $3 million for the years ended December 31, 2018, 2017, and 2016, respectively. We do not expect to incur any additional charges as part of this program.
In July 2016, we announced plans to close our Umbogintwini, South Africa TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of $3 million, $4 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We recorded an impairment charge of $1 million for our Umbogintwini facility in 2016. We expect to incur additional charges of approximately $7 million through 2022.
In March 2017, we announced a plan to close the white end finishing and packaging operation of our TiO2 manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $15 million and $34 million in the years ended December 31, 2018 and 2017, respectively. We recorded $8 million of accelerated depreciation on the remaining long-lived assets associated with this manufacturing facility during the year ended December 31, 2016. We expect to incur additional charges of approximately $44 million through the end of 2022.
In September 2017, we announced a plan to close our St. Louis and Easton manufacturing facilities. As part of the program, we recorded restructuring expense of $16 million and $7 million for the years ended December 31, 2018 and 2017, respectively, of which $14 million and $3 million was accelerated depreciation, respectively. We do not expect to incur any additional charges as part of this program.
In May 2018, we implemented a plan to close portions of our Color Pigments manufacturing facility in Augusta, Georgia. As part of the program, we recorded restructuring expense of $129 million for the year ended December 31, 2018 of which $125 million was accelerated depreciation. We expect to incur additional charges of approximately $1 million through the end of 2019.

In August 2018, we implemented a plan to close our Color Pigments manufacturing sites in Beltsville, Maryland. As part of the program, we expect to incur charges of approximately $2 million through 2019, of which $1 million relates to accelerated depreciation.

In September 2018, we announced a plan to close our Pori, Finland TiO2 manufacturing facility. As part of the program, we recorded restructuring expense of $465 million for the year ended December 31, 2018, of which $417 million related to accelerated depreciation, $39 million related to employee benefits, and $9 million related to the write-off of other assets. This restructuring expense consists of $39 million of cash and $426 million related of noncash charges. We expect to incur additional charges of approximately $170 million through the end of 2024, of which $68 million relates to accelerated depreciation, $97 million relates to plant shut down costs, $3 million relates to other employee costs, and $2 million relates to the write-off of other assets. Future charges consist of $70 million of noncash costs and $100 million of cash costs.

Note 13. Asset Retirement Obligations
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
The following table describes changes to Venator’s asset retirement obligation liabilities:

	December 31,
	2018	2017
Asset retirement obligations at beginning of year	$45	$39
Accretion expense	2	2
Liabilities incurred	—	5
Liabilities settled	(8)	(5)
Foreign currency effect on reserve balance	(2)	4
Asset retirement obligations at end of year	$37	$45

Note 14. Other Noncurrent Liabilities
Other noncurrent liabilities at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Pension liabilities	$253	$230
Employee benefit accrual	4	4
Asset retirement obligations	27	26
Other postretirement benefits	3	3
Environmental reserves	11	11
Restructuring and plant closing costs	14	23
Other	1	9
Total	$313	$306

Note 15. Debt
Outstanding debt, net of issuance costs of $13 million and $12 million as of December 31, 2018 and December 31, 2017, respectively, consisted of the following:

	December 31, 2018	December 31, 2017
Senior notes	$370	$370
Term loan facility	365	367
Other	13	20
Total debt—excluding debt to affiliates	$748	$757
Less: short-term debt and current portion of long-term debt	8	14
Total long-term debt—excluding debt to affiliates	$740	$743
Long-term debt to affiliates	—	—
Total long-term debt	$740	$743

The estimated fair value of the Senior Notes was $300 million and $396 million as of December 31, 2018 and 2017, respectively. The estimated fair value of the Term Loan Facility was $355 million and $378 million as of December 31, 2018 and 2017, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The weighted average interest rate on our outstanding balances under the Senior Notes, Term Loan Facility and cross-currency swaps as of December 31, 2018 is approximately 5%.

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
Notes Receivable and Payable of Venator to Subsidiaries of Huntsman International
Substantially all Huntsman receivables or payable were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the tax matters agreement entered into at the time of the separation, which has been presented as "Noncurrent payable to affiliates" on our consolidated and combined balance sheets. See "Note 19. Income Taxes" for further discussion.

A/R Programs
Certain of our entities participated in the accounts receivable securitization programs (“A/R Programs”) sponsored by Huntsman International. Under the A/R Programs, these entities sell certain of their trade receivables to Huntsman International. Huntsman International grants an undivided interest in these receivables to a Special Purpose Entity, which serve as security for the issuance of debt of Huntsman International. On April 21, 2017, Huntsman International amended its accounts receivable securitization facilities, which among other things removed existing receivables sold into the A/R Programs by Venator and at which time we discontinued our participation in the A/R Programs.
The entities' allocated losses on the A/R Programs for the years ended December 31, 2018, 2017 and 2016 were nil, $1 million and $5 million, respectively. The allocation of losses on sale of accounts receivable is based upon the pro-rata portion of total receivables sold into the securitization program as well as other program and interest expenses associated with the A/R Programs.
Capital Leases
Venator also has lease obligations accounted for as capital leases primarily related to manufacturing facilities which are included in other long-term debt. The scheduled maturities of Venator’s commitments under capital leases are as follows:

Year ending December 31,	Amount
2019	$1
2020	2
2021	1
2022	1
Thereafter	8
Total minimum payments	13
Less: Amounts representing interest	(3)
Present value of minimum lease payments	10
Less: Current portion of capital leases	(1)
Long-term portion of capital leases	$9

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2018 are as follows:

Year ended December 31,	Amount
2019	$7
2020	4
2021	5
2022	4
2023	5
Thereafter	723
Total	$748

Note 16. Discontinued Operations

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
The following table summarizes the operations data for discontinued operations:

	Year ended December 31,
	2018	2017	2016
Revenues:
Trade sales, services and fees, net	$—	$15	$110
Related party sales	—	17	60
Total revenues	—	32	170
Cost of goods sold	—	26	147
Operating expenses:
Selling, general, and administrative (includes corporate allocations from Huntsman of nil, $1 and $7, respectively)	—	(7)	15
Restructuring, impairment and plant closing costs	—	1	—
Other income, net	—	1	(1)
Total operating expenses	—	(5)	14
Income from discontinued operations before tax	—	11	9
Income tax expense	—	(3)	(1)
Net income from discontinued operations	$—	$8	$8

Note 17. Derivative Instruments and Hedging Activities
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of certain foreign currency transactions. We do not use derivative financial instruments for trading or speculative purposes.

Cross-Currency Swaps

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

The changes in the fair value of the swaps are deferred in other comprehensive loss and subsequently recognized in other income in the audited consolidated and combined statements of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was an asset of $6 million and a liability of $5 million at December 31, 2018 and 2017, respectively, and was recorded as other long-term assets and other long-term liabilities on our consolidated and combined balance sheets, respectively. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

During 2018 and 2017 the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $11 million and a loss of $5 million, respectively. As of December 31, 2018, accumulated other comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risk associated with the risks of foreign currency exposure. At December 31, 2018 and 2017 we had $89 million and $109 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

Note 18. Share-Based Compensation Plan
On August 1, 2017, our compensation committee and board of directors adopted the Venator Materials 2017 Stock Incentive Plan (the “LTIP”) to provide for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom shares, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2018, we were authorized to grant up to 12.8 million shares under the LTIP. As of December 31, 2018, we had 11.1 million shares remaining under the LTIP available for grant. Stock option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of Venator’s ordinary shares on the date the stock option award is granted. Share-based awards generally vest over a three-year period; certain performance awards vest over a two-year period and awards to Venator’s directors vest on the grant date.
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

The compensation cost from continuing operations under the Huntsman Stock Incentive Plan (“Huntsman Plan”) allocated to Venator was nil, $2 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The allocation was determined annually based upon the outstanding number of shares of each type of award granted to individuals employed by Venator. After the separation, we incurred $6 million and $3 million in compensation cost related to the converted awards and new awards granted under the LTIP for the years ended December 31, 2018 and 2017, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $1 million, $1 million and nil for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock Options
Huntsman Plan
Under the Huntsman Plan, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities were based on the historical volatility of Huntsman’s common stock through the grant date. The expected term of stock options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted averages of the assumptions utilized for all stock options granted during the year until the separation.

	2017	2016
Dividend yield	2.4%	5.6%
Expected volatility	56.9%	57.9%
Risk-free interest rate	2.0%	1.4%
Expected life of stock options granted during the period	5.9 years	5.9 years

Converted Awards

After the separation, the unvested Huntsman stock option awards were converted to Venator stock option awards. On the date of conversion, the fair value of the stock option awards was revalued using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities were based on the historical volatility of Huntsman’s common stock through the conversion date. The expected term of stock options converted was estimated based on the safe harbor approach calculated as the vesting period plus remaining contractual term divided by two. The risk-free rate for periods within the expected life of the option was based on the U.S. Treasury yield curve in effect at the time of conversion. The assumptions noted below represent the weighted averages of assumptions utilized for all unvested stock options that were converted after the separation.

	2017	2016
Dividend yield	—	—
Expected volatility	39.6%	39.2%
Risk-free interest rate	1.9%	1.8%
Expected life of stock options granted during the period	5.5 years	4.7 years

New Grants

After the separation, stock option awards were granted under the LTIP. The fair value of the stock option awards were estimated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities were based on the historical volatility of Huntsman’s common stock through the grant date. The expected term of stock options granted was estimated on the safe harbor approach calculated as the vesting period plus remaining contractual term divided by two. The risk-free rate for the periods within the expected life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted average of assumptions utilized for stock options granted during 2018 and 2017 under the LTIP.

	Year ended December 31,
	2018	2017
Dividend yield	—	—
Expected volatility	38.8%	41.0%
Risk-free interest rate	2.8%	2.0%
Expected life of stock options granted during the period (in years)	6.0	6.0

The table below presents the changes in stock option awards for our ordinary shares from December 31, 2017 through December 31, 2018.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2017	628	$12.24
Granted	412	21.82
Exercised	—	—
Forfeited	(37)	14.10
Expired	—	—
Outstanding at December 31, 2018	1,003	16.10	8.5	$—
Exercisable at December 31, 2018	290	11.74	7.3	—

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. During the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of stock options exercised was nil, each.
The weighted-average grant-date fair value of stock options granted during 2018, 2017 and 2016 was $9.12, $7.68 and $2.21 per option, respectively. As of December 31, 2018, there was $3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the LTIP and Huntsman Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units
Huntsman Plan
Nonvested shares granted under the Huntsman Plan consisted of restricted stock and performance shares, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.
The fair value of each performance share unit award was estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the year ended December 31, 2016, the weighted-average expected volatility rate was 39.3% and the weighted average risk-free interest rate was 0.9%. For the performance awards granted during the year ended December 31, 2016, the number of shares earned varies based upon Huntsman achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of Huntsman’s common stock relative to the total stockholder return of a specified industry peer-group for the two-year and three-year performance periods.
Converted Awards

After the separation, the unvested Huntsman restricted stock, performance awards and phantom shares were converted to Venator restricted stock units. On the date of conversion, the fair value of the restricted stock and phantom share awards was revalued based on Venator’s closing share price, and the performance awards were revalued using the Monte Carlo valuation.
New Grants

After the separation, restricted stock unit awards were granted under the LTIP. The fair value of the restricted stock is based on the closing share price on the date of grant.
The table below presents the changes in nonvested awards for our ordinary shares from December 31, 2017 through December 31, 2018.

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at December 31, 2017	504	$13.96
Granted	219	21.83
Vested(1)	(251)	12.34
Forfeited	(24)	14.17
Nonvested at December 31, 2018	448	18.71

(1)
As of December 31, 2018, a total of 53,779 restricted stock units were vested but not yet issued. These shares have not been reflected as vested shares in the table because, in accordance with the restricted stock unit agreements, these shares are not issued for vested restricted stock until termination of employment.

As of December 31, 2018, there was $4 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the LTIP and the Huntsman Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 19. Income Taxes
Our income tax basis of presentation is summarized in “Note 1. Description Of Business, Recent Developments, Basis Of Presentation and Summary Of Significant Accounting Policies.”
A summary of the provisions for current and deferred income taxes is as follows:

	Year ended December 31,
	2018	2017	2016
Income tax (benefit) expense:
U.K.
Current	$2	$—	$—
Deferred	—	—	—
Non-U.K.
Current	9	30	(9)
Deferred	(19)	20	(14)
Total	$(8)	$50	$(23)

The reconciliation of the differences between the U.K. income taxes at the U.K. statutory rate to Venator’s provision for income taxes is as follows:

	Year ended December 31,
	2018	2017	2016
(Loss) income from continuing operations before income taxes	$(165)	$186	$(108)
Expected tax expense (benefit) at U.K. statutory rate of 19%, 19% and 20%, respectively	$(31)	$35	$(22)
Change resulting from:
Non-U.K. tax rate differentials	(7)	(1)	(19)
Other non-U.K. tax effects, including nondeductible expenses, tax effect of rate changes and transfer pricing adjustments	(5)	—	(7)
Non-taxable portion of gain on sale of businesses	—	—	(3)
Unrealized currency exchange gains and losses	—	7	1
Tax authority audits and dispute resolutions	—	1	(1)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	—	—	(1)
Change in valuation allowance	39	3	27
Effects of U.S. tax reform	—	3	—
Other, net	(4)	2	2
Total income tax expense (benefit)	$(8)	$50	$(23)

Venator operates in over 20 non-U.K. tax jurisdictions with no specific country earning a predominant amount of its off-shore earnings. Some of these countries have income tax rates that are approximately the same as the U.K. statutory rate, while other countries have rates that are higher or lower than the U.K. statutory rate. Losses earned in countries with higher average statutory rates than the U.K., resulted in higher tax benefit of $7 million for the year ended December 31, 2018. Income earned in countries with lower average statutory rates than the U.K., resulted in lower tax expense of $1 million and $19 million, respectively, for the years ended December 31, 2017 and 2016, reflected in the reconciliation above.
In certain tax jurisdictions, Venator’s U.S. GAAP functional currency is different than the local tax functional currency. As a result, foreign exchange gains and losses will impact Venator’s effective tax rate. For the year ended December 31, 2018, this resulted in a tax expense of nil. For 2017, this resulted in a tax expense of $7 million. For 2016, this resulted in a tax benefit of $1 million.
The components of income (loss) before income taxes were as follows:

	Year ended December 31,
	2018	2017	2016
U.K.	$80	$76	$(20)
Non-U.K.	(245)	110	(88)
Total	$(165)	$186	$(108)

Components of deferred income tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$313	$325
Pension and other employee compensation	48	50
Property, plant and equipment	28	47
Intangible assets	6	13
Other, net	43	41
Total	$438	$476
Total deferred income tax liabilities:
Property, plant and equipment	$(32)	$(55)
Pension and other employee compensation	(4)	—
Other, net	(4)	(1)
Total	$(40)	$(56)
Net deferred tax assets before valuation allowance	$398	$420
Valuation allowance	(220)	(253)
Net deferred tax assets	$178	$167
Non-current deferred tax assets	178	167
Non-current deferred tax liabilities	—	—
Net deferred tax assets	$178	$167

Venator has NOLs of $1,132 million in various jurisdictions, all of which have no expiration dates except for $157 million which expires on December 31, 2028 and is subject to a valuation allowance. Venator has total net deferred tax assets, before valuation allowance, of $398 million, including $313 million of tax-effected NOLs. After taking into account deferred tax liabilities, Venator has recognized valuation allowance on net deferred tax assets of $220 million, including valuation allowances in the following countries: Finland, France, Italy, Spain, South Africa, and the U.K. Venator also has net deferred tax assets of $178 million, not subject to valuation allowances, primarily in Germany, Malaysia, and the U.S. Venator’s NOLs are principally located in Finland, France, Germany, Italy, Spain, South Africa, U.S. and the U.K.
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
During 2018, Venator established valuation allowances of $54 million in Finland in connection with our announcement to close our Pori, Finland manufacturing facility. Given ongoing costs related to the restructuring we do not expect sufficient positive income to utilize net deferred tax assets. In addition, based on the increased and sustained profitability in our TiO2 business in Spain, Venator released valuation allowances on certain net deferred tax assets. Because Spain places limitation on the utilization of NOLs, we recorded a partial valuation allowance release of $5 million. We do not currently anticipate releasing any valuation allowances in the U.K. due to insufficient positive evidence based on our 2018 results and future forecast.

During 2016, Venator released valuation allowances of $6 million in France, as a result of deferred tax liabilities offsetting deferred tax assets, which previously had a valuation allowance.
The following is a reconciliation of the unrecognized tax benefits:

	2018	2017	2016
Unrecognized tax benefits as of January 1	$23	$20	$22
Gross increases and decreases—tax positions taken during a prior period	2	—	—
Gross increases and decreases—tax positions taken during the current period	—	1	(1)
Decreases related to settlements of amounts due to tax authorities	—	—	—
Reductions resulting from the lapse of statutes of limitation	(7)	—	—
Foreign currency movements	(1)	2	(1)
Unrecognized tax benefits as of December 31,	$17	$23	$20

As of December 31, 2018, 2017 and 2016, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $14 million, $13 million and $11 million, respectively.
In accordance with Venator’s accounting policy, it recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which were insignificant for each of the years ended December 31, 2018, 2017 and 2016.
Venator conducts business globally and, as a result, files income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Finland	2012 and later
France	2015 and later
Germany	2007 and later
Italy	2013 and later
Malaysia	2013 and later
Spain	2008 and later
United Kingdom	2017 and later
United States federal	2015 and later

Certain of Venator’s U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.
Venator estimates that it is reasonably possible that certain of its unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a possible range of nil to $2 million. For the 12-month period from the reporting date, Venator would expect that a minority portion of the decrease in its unrecognized tax benefits would result in a corresponding benefit to its income tax expense.
On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017, as well as limitations on the deductibility of interest expense and the creation of the base erosion anti-abuse tax, a new minimum tax. We have included the effects of these provisions in 2018.

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

As a result of our initial analysis of the impact of the 2017 Tax Act, we recorded a provisional decrease of $3 million to our deferred tax assets, with a corresponding net deferred tax expense of $3 million, related to the re-measurement of our deferred taxes in connection with the reduced U.S. federal income tax rate for the year ended December 31, 2017. We have completed our accounting for the income tax effects of the 2017 Tax Act in 2018 with no material adjustment to our provisional estimate initially recorded.

In addition, for U.S. federal income tax purposes Huntsman recognized a gain as a result of the IPO and the separation to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses was increased. This basis step-up gave rise to a deferred tax asset of $77 million that we recognized for the quarter ended September 30, 2017. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%, the deferred tax asset associated with the basis step-up was reduced to $36 million as of the date of enactment, reflected as part of the $3 million provisional deferred tax expense discussed above. Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the quarter ended September 30, 2017 we estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision were expected to be approximately $73 million. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate, we estimate that the aggregate future payments required by this provision are expected to be approximately $34 million. We have recognized a noncurrent liability for this amount as of December 31, 2017 and 2018. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the tax matters agreement.
As of December 31, 2018, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to material U.K., U.S., or other local country taxation. As of December 31, 2017, our non-U.K. subsidiaries made no distribution of earnings that caused them to be subject to material U.K., U.S., or other local country taxation. As of December 31, 2016, there were no unremitted earnings of subsidiaries to consider for indefinite reinvestment.

Note 20. Employee Benefit Plans
Defined Benefit and Other Postretirement Benefit Plans
Venator sponsors defined benefit plans in a number of countries outside of the U.S. in which employees of Venator participate. The availability of these plans and their specific design provisions are consistent with local competitive practices and regulations.
The disclosures for the defined benefit and other postretirement benefit plans within the U.S. are combined with the disclosures of the plans outside of the U.S. Of the total projected benefit obligations for Venator as of December 31, 2018 and 2017, the amount related to the U.S. benefit plans is $10 million and $11 million, respectively, or 1% each. Of the total fair value of plan assets for Venator, the amount related to the U.S. benefit plans for December 31, 2018 and 2017 was $7 million and $8 million, respectively, or 1% each.
The following table sets forth the funded status of the plans for Venator and the amounts recognized in the consolidated and combined balance sheets at December 31, 2018 and 2017:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$1,136	$1,053	$3	$3
Service cost	5	5	—	—
Interest cost	25	25	—	—
Actuarial gain	(60)	(1)	—	—
Gross benefits paid	(58)	(55)	—	—
Plan amendments	6	—	—	—
Exchange rates	(56)	116	—	—
Curtailments	23	(4)	—	—
Transfers	—	(3)	—	—
Benefit obligation at end of year	$1,021	$1,136	$3	$3
Accumulated benefit obligation at end of year	983	1,091
Change in plan assets
Fair value of plan assets at beginning of year	$906	$790	$—	$—
Actual return on plan assets	(34)	63	—	—
Employer contribution	47	29	—	—
Gross benefits paid	(58)	(55)	—	—
Transfers	—	(5)	—	—
Exchange rates	(48)	84	—	—
Fair value of plan assets at end of year	$813	$906	$—	$—
Funded status
Fair value of plan assets	$813	$906	$—	$—
Benefit obligation	(1,021)	(1,136)	(3)	(3)
Accrued benefit cost	$(208)	$(230)	$(3)	$(3)
Amounts recognized in balance sheet:
Noncurrent asset	$46	$1	$—	$—
Current liability	(1)	(1)	—	—
Noncurrent liability	(253)	(230)	(3)	(3)
Total	$(208)	$(230)	$(3)	$(3)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$302	$296	$(4)	$(4)
Prior service cost (credit)	11	7	(1)	(1)
Total	$313	$303	$(5)	$(5)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Defined Benefit Plans	Other Postretirement Benefit Plans
Actuarial loss	$15	$—
Prior service cost	1	—
Total	$16	$—

Components of net periodic benefit costs for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Defined Benefit Plans
	2018	2017	2016
Service cost	$5	$5	$4
Interest cost	25	25	31
Expected return on plan assets	(47)	(43)	(39)
Amortization of actuarial loss	15	16	10
Amortization of prior service cost	3	1	1
Curtailment loss (gain)	23	(4)	—
Net periodic benefit cost	$24	$—	$7

	Other Postretirement Benefit Plans
	2018	2017	2016
Amortization of actuarial loss	—	1	—
Amortization of prior service credit	—	(3)	—
Net periodic benefit credit	$—	$(2)	$—

The amounts recognized in net periodic benefit cost and other comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Defined Benefit Plans
	2018	2017	2016
Current year actuarial gain (loss)	$45	$(24)	$86
Amortization of actuarial loss	(15)	(16)	(11)
Current year prior service cost	5	—	—
Amortization of prior service cost	(3)	(1)	(1)
Curtailment effects	(23)	4	—
Other	—	(3)	—
Total recognized in other comprehensive income (loss)	9	(40)	74
Amount related to discontinued operations	—	—	(8)
Total recognized in other comprehensive income (loss) from continuing operations	9	(40)	66
Net periodic benefit cost	24	—	7
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$33	$(40)	$81

	Other Postretirement Benefit Plans
	2018	2017	2016
Current year actuarial loss	$—	$(1)	$—
Amortization of actuarial loss	—	(1)	—
Current year prior service credits	—	—	(2)
Amortization of prior service credit	—	3	—
Total recognized in other comprehensive (loss) income	—	1	(2)
Net periodic benefit cost	—	(2)	—
Total recognized in net periodic benefit cost and other comprehensive loss	$—	$(1)	$(2)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	2018	2017	2016
Projected benefit obligation:
Discount rate	2.38%	2.21%	2.28%
Rate of compensation increase	3.69%	3.74%	3.79%
Net periodic pension cost:
Discount rate	2.21%	1.86%	3.27%
Rate of compensation increase	3.74%	3.53%	3.24%
Expected return on plan assets	5.23%	5.71%	5.22%

	Other Postretirement Benefit Plans
	2018	2017	2016
Projected benefit obligation:
Discount rate	3.50%	3.38%	3.72%
Net periodic pension cost:
Discount rate	3.30%	3.72%	6.94%

At December 31, 2018 and 2017, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 4.90% and 6.75%, respectively, decreasing to 3.90% after 2030. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would not have a significant effect.
The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as were as follows:

	December 31,
	2018	2017
Projected benefit obligation	$385	$364
Fair value of plan assets	131	133

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Projected benefit obligation	$385	$364
Accumulated benefit obligation	375	355
Fair value of plan assets	131	133

Expected future contributions and benefit payments are as follows:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2019 expected employer contributions:
To plan trusts	$25	$—
Expected benefit payments:
2019	38	—
2020	41	—
2021	43	—
2022	44	—
2023	46	—
2024 - 2028	236	1

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
The fair value of plan assets for the pension plans was $813 million and $906 million at December 31, 2018 and 2017, respectively. The following plan assets are measured at fair value on a recurring basis:

Asset Category	December 31, 2018	Fair Value Amounts Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plans:
Equities	$213	$202	$11	$—
Fixed income	547	39	501	7
Real estate/other	34	—	6	28
Cash and cash equivalents	19	19	—	—
Total pension plan assets	$813	$260	$518	$35

Asset Category	December 31, 2017	Fair Value Amounts Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plans:
Equities	$265	$252	$13	$—
Fixed income	598	41	550	7
Real estate/other	33	—	3	30
Cash and cash equivalents	10	5	5	—
Total pension plan assets	$906	$298	$571	$37

	Real Estate/Other Year ended December 31,
	2018	2017
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at the beginning of the period	$30	$27
Return on pension plan assets	(1)	5
Purchases, sales and settlements	(1)	(2)
Transfers (out of) into Level 3	—	—
Disposals	—	—
Balance at the end of the period	$28	$30

	Fixed Income Year ended December 31,
	2018	2017
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at the beginning of the period	$7	$6
Return on pension plan assets	—	1
Purchases, sales and settlements	—	—
Transfers (out of) into Level 3	—	—
Balance at the end of the period	$7	$7

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.22% and 5.71%. The asset allocation for our pension plans at December 31, 2018 and 2017 and the target allocation for 2019, by asset category, are as follows:

Asset category	Target allocation 2019	Allocated at December 31, 2018	Allocated at December 31, 2017
Pension plans:
Equities	29%	26%	29%
Fixed income	61%	64%	66%
Real estate/other	1%	1%	4%
Cash	9%	9%	1%
Total pension plans	100%	100%	100%

Equity securities in Venator’s pension plans did not include any equity securities of Huntsman Corporation or Venator and its affiliates at the end of 2018.
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

Our U.S. employees participate in a postretirement benefit plan that provides a fully insured Medicare Part D plan including prescription drug benefits affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Venator has not determined whether the medical benefits provided by these postretirement benefit plans are actuarially equivalent to those provided by the Act. Venator does not collect a subsidy, and our net periodic postretirement benefits cost, and related benefit obligation, do not reflect an amount associated with the subsidy.
Non-U.S. Defined Contribution Plans
We have defined contribution plans in a variety of non-U.S. locations.
Venator’s combined expense for these defined contribution plans for the years ended December 31, 2018, 2017 and 2016 was $8 million, $8 million and $7 million, respectively, primarily related to the UK Pension Plan.
All U.K. associates are eligible to participate in the Huntsman U.K. Pension Plan, a contract-based arrangement with a third party. Company contributions vary by business during a five year transition period. Plan participants elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute a matching amount not to exceed 12% of the participant’s salary for new hires and 15% of the participant’s salary for all other participants.
U.S. Defined Contribution Plans
Huntsman provided a money purchase pension plan covering substantially all of its domestic employees who were hired prior to January 1, 2004. Employer contributions were made based on a percentage of employees’ earnings (ranging up to 8%). During 2014, Huntsman closed this plan to non-union participants and in 2015 Huntsman closed this plan to union associates. We continue to provide equivalent benefits to those who were covered under this plan into their salary deferral accounts.
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
Our total combined expense for the above defined contribution plans was $3 million, $3 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 21. Related Party Transactions
Transactions with Huntsman
We are party to a variety of transactions and agreements with Huntsman, our former parent and largest shareholder.
Prior to the separation, Huntsman’s executive, information technology, EHS and certain other corporate departments performed certain administrative and other services for Venator. Additionally, Huntsman performed certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator were determined based on specific services provided or were allocated based on our total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of nil, $62 million and $104 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

See description of our financing arrangements with Huntsman before and after the separation in “Note 15. Debt” and “Note 17. Derivatives and Hedging Activities.” See description of our arrangement with Huntsman as part of the separation in “Note19. Income Taxes.”
Other Related Party Transactions
We also conduct transactions in the normal course of business with parties under common ownership. Sales of raw materials to LPC as part of a sourcing arrangement were $65 million, $64 million and $67 million for the years ended December 31, 2018, 2017 and 2016, respectively. Proceeds from this arrangement are recorded as a reduction of cost of goods sold in Venator’s consolidated and combined statements of operations. Related to this same arrangement, purchases of finished goods from LPC were $167 million, $158 million and $158 million for the years ended December 31, 2018, 2017 and 2016, respectively. The related accounts receivable from affiliates and accounts payable to affiliates as of December 31, 2018 and 2017 are recognized in the consolidated and combined balance sheets.

Note 22. Commitments and Contingencies
Purchase Commitments
We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2019. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period; such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2018, 2017 and 2016, we made minimum payments under such take or pay contracts without taking the product of nil, $2 million and $1 million, respectively. Total purchase commitments as of December 31, 2018 were as follows:

Year ended December 31,	Amount
2019	$110
2020	105
2021	62
2022	61
2023	6
Thereafter	25

Operating Leases
We lease certain premises, automobiles, and office equipment under long-term lease agreements. The total expense recorded under operating lease agreements in the consolidated and combined statements of operations was $16 million, $13 million and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows:

Year ended December 31,	Amounts
2019	$13
2020	11
2021	9
2022	6
2023	4
Thereafter	40
Total	$83

Legal Proceedings
Shareholder Litigation

On February 8, 2019 we, certain or our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County, by a purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on December 1, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding our response to the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. The plaintiff seeks to determine that the proceeding is a class action, and to obtain alleged compensatory damages, costs, rescission and equitable relief. We may be required to indemnify our executive officers, Huntsman and the banks who acted as underwriters in our IPO and secondary offerings for losses incurred by them in connection with these matters pursuant to our agreements with such parties. Because of the early stage of this litigation, we are unable to reasonably estimate any possible loss or range of loss and we have made no accrual with regard to this matter.

Other Matters

We are a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in these consolidated and combined financial statements, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

Note 23. Environmental, Health and Safety Matters
Environmental, Health and Safety Capital Expenditures
We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2018, 2017 and 2016, our capital expenditures for EHS matters totaled $9 million, $10 million and $11 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.
Environmental Matters
We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.
Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in the EU, can hold past owners and/or operators liable for remediation at former facilities. We have not been notified by third parties of claims against us for cleanup liabilities at former facilities or third-party sites, including, but not limited to, sites listed under CERCLA.
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

In connection with our previously announced intention to close our TiO2 manufacturing facility in Pori, Finland, we expect to incur environmental costs related to the cleanup of the facility upon its eventual closure, including remediation costs related to the landfill located on the site. While we do not currently have enough information to be able to estimate the range of potential costs for the cleanup of this facility, these costs could be material to our consolidated and combined financial statements.

Environmental Reserves
We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of December 31, 2018 and 2017, we had environmental reserves of $12 million, each. We may incur additional losses for environmental remediation.

Note 24. Other Comprehensive Loss
Other comprehensive loss consisted of the following:

	Foreign currency translation adjustment(1)	Pension and other postretirement benefits adjustments, net of tax(2)	Other comprehensive income of unconsolidated affiliates	Hedging instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2017	(112)	(306)	(5)	—	(423)	—	(423)
Adjustment due to discontinued operations	5	24	—	—	29	—	29
Tax expense	—	(3)	—	—	(3)	—	(3)
Other comprehensive (loss) income before reclassifications	101	4	—	(5)	100	—	100
Tax expense	—	(1)	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	15	—	—	15	—	15
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	106	39	—	(5)	140	—	140
Ending balance, December 31, 2017	(6)	(267)	(5)	(5)	(283)	—	(283)
Adjustment due to discontinued operations	—	—	—	—	—	—	—
Tax expense	—	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications	(90)	(27)	—	11	(106)	—	(106)
Tax expense	—	(2)	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	18	—	—	18	—	18
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(90)	(11)	—	11	(90)	—	(90)
Ending balance, December 31, 2018	$(96)	$(278)	$(5)	$6	$(373)	$—	$(373)

(1)	Amounts are net of tax of nil each as of January 1, 2017, December 31, 2017 and December 31, 2018.

(2)	Amounts are net of tax of $56 million, $52 million and $50 million as of January 1, 2017, December 31, 2017 and December 31, 2018, respectively.

(3)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.

	Year ended December 31,		Affected line item in the statement where net income is presented
	2018	2017
Details about Accumulated Other Comprehensive Loss Components:
Amortization of pension and other postretirement benefits:
Actuarial loss	$15	$17	(a)
Prior service cost	3	(2)	(a)
	18	15	Total before tax
Income tax benefit	—	—	Income tax (expense) benefit
Total reclassifications for the period	$18	$15	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 20. Employee Benefit Plans.”

Note 25. Operating Segment Information
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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:
Adjusted EBITDA for each of the two reportable operating segments are as follows:

	Year ended December 31,
	2018	2017	2016
Revenues:
Titanium Dioxide	$1,666	$1,604	$1,554
Performance Additives	599	605	585
Total	$2,265	$2,209	$2,139
Segment adjusted EBITDA(1):
Titanium Dioxide	$417	$387	$61
Performance Additives	62	72	69
Corporate and other	(43)	(64)	(53)
Total	$436	$395	$77
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense	(53)	(100)	(59)
Interest income	13	60	15
Income tax benefit (expense)—continuing operations	8	(50)	23
Depreciation and amortization	(132)	(127)	(114)
Net income attributable to noncontrolling interests	6	10	10
Other adjustments:
Business acquisition and integration expenses	(20)	(5)	(11)
Separation expense, net	(2)	(7)	—
U.S. income tax reform	—	34	—
Net income of discontinued operations, net of tax	—	8	8
(Loss) gain on disposition of business/assets	(2)	—	22
Certain legal settlements and related expenses	—	(1)	(2)
Amortization of pension and postretirement actuarial losses	(15)	(17)	(10)
Net plant incident credits (costs)	232	(4)	(1)
Restructuring, impairment and plant closing and transition costs	(628)	(52)	(35)
Net (loss) income	$(157)	$144	$(77)
Depreciation and Amortization:
Titanium Dioxide	$93	$85	$87
Performance Additives	27	36	19
Corporate and other	12	6	8
Total	$132	$127	$114

	Year ended December 31,
	2018	2017	2016
Capital Expenditures:
Titanium Dioxide	$301	$178	$73
Performance Additives	24	17	30
Corporate and other	1	2	—
Total	$326	$197	$103
Total Assets(2):
Titanium Dioxide	$1,631	$1,794	$1,561
Performance Additives	592	703	764
Corporate and other	262	350	210
Total	$2,485	$2,847	$2,535

(1)
Adjusted EBITDA is defined as net (loss) income before interest expense, interest income, income tax benefit (expense), depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) separation expense, net; (c) U.S. income tax reform; (d) (loss) gain on disposition of businesses/assets; (e) net income of discontinued operations, net of tax; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident costs; and (i) restructuring, impairment and plant closing and transition costs.

(2)	Defined as total assets less current assets of discontinued operations and noncurrent assets of discontinued operations.

	Year ended December 31,
By Geographic Area	2018	2017	2016
Revenues(1):
United States	$518	$526	$491
Germany	257	230	210
China	131	112	113
Italy	126	126	130
United Kingdom	116	114	102
Spain	96	86	79
France	89	94	98
India	65	63	54
Canada	55	56	59
Other nations	812	802	803
Total	$2,265	$2,209	$2,139
Long Lived Assets:
Germany	$263	$256	$215
United Kingdom	180	208	198
Italy	164	170	155
United States	111	253	263
Finland(2)	69	257	146
Other nations	207	223	201
Total	$994	$1,367	$1,178

(1)	Geographic information for revenues is based upon countries into which product is sold.

(2)	The Pori, Finland plant closure was announced in the third quarter of 2018 and is anticipated to be completed in 2022.

Note 26. Selected Unaudited Quarterly Financial Data

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$622	$626	$533	$484
Cost of goods sold	454	193	463	440
Restructuring, impairment and plant closing and transition costs	9	136	428	55
Income (loss) from continuing operations	80	198	(366)	(69)
Net income (loss)	80	198	(366)	(69)
Net income (loss) attributable to Venator	78	196	(368)	(69)
Basic income (loss) per share:
Income (loss) from continuing operations attributable to Venator Materials PLC ordinary shareholders	0.73	1.84	(3.46)	(0.65)
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	0.73	1.84	(3.46)	(0.65)
Diluted income (loss) per share:
Income (loss) per share from continuing operations attributable to Venator Materials PLC ordinary shareholders	0.73	1.84	(3.46)	(0.65)
Net income (loss) per share attributable to Venator Materials PLC ordinary shareholders	0.73	1.84	(3.46)	(0.65)
2017
Revenue	537	562	582	528
Cost of goods sold	465	480	448	388
Restructuring, impairment and plant closing and transition costs	26	7	16	3
(Loss) income from continuing operations	(21)	34	53	70
Net (loss) income	(13)	34	53	70
Net (loss) income attributable to Venator	(16)	31	51	68
Basic (loss) income per share:
(Loss) income per share from continuing operations attributable to Venator Materials PLC ordinary shareholders	(0.23)	0.29	0.48	0.64
Net (loss) income per share attributable to Venator Materials PLC ordinary shareholders	(0.15)	0.29	0.48	0.64
Diluted (loss) income per share:
(Loss) income per share from continuing operations attributable to Venator Materials PLC ordinary shareholders	(0.23)	0.29	0.48	0.64
Net (loss) income per share attributable to Venator Materials PLC ordinary shareholders	(0.15)	0.29	0.48	0.64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by rule 13-a 15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes are designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and our Board of Directors;

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.
Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2018, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).
Our independent registered public accountants, Deloitte LLP, with direct access to our Board of Directors through our Audit Committee, have audited our consolidated and combined financial statements and have issued an attestation report on internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Venator Materials PLC
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Venator Materials PLC and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP
Leeds, United Kingdom
February 20, 2019

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

(1)	Consolidated and Combined Financial Statements

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
3.1
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

10.3+	Venator Materials PLC Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 7, 2017).
10.4
ABL Facility Agreement, dated August 8, 2017, by and among Venator Materials LLC, the borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the Commission on August 11, 2017).

10.5
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

10.6+
Form of Non-qualified Stock Option Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.7+
Form of Performance Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.8+
Form of Phantom Share Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.9+
Form of Restricted Stock Unit Agreement (Employee Form, IPO Award Conversion) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.10+
Form of Restricted Stock Unit Agreement (Employee Form, New Grants) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.11+
Form of Restricted Stock Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.12+
Form of Share Unit Agreement (Director Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.13+
Form of Notice of Award of Ordinary Shares (Director Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-8 (File No. 333-219982) filed with the Commission on August 15, 2017).

10.14+
Employment Transfer Agreement, dated June 19, 2017 (Stolle) (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017).

10.15+
Employment Transfer Agreement, dated July 11, 2017 (Ogden) (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017).

10.16+	Form of Employment Agreement (Maiter) (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 333-217753) filed with the Commission on July 14, 2017).
10.17+
Amended and Restated Executive Severance Plan dated November 14, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-217756) filed with the Commission on November 27, 2017).

10.18+
Form of Restricted Stock Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 23, 2018).

10.19+
Form of non-qualified Stock Option Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 23, 2018).

10.20*	Form of Indemnification Deed for Officers and Directors.
10.21+*	Terms and Conditions of Employment (UK), dated December 5, 2018, between Venator Materials UK Limited and Simon Turner.
10.22+*	Terms and Conditions of Employment (US), dated December 5, 2018, between Venator Americas LLC, Venator Materials UK Limited and Kurt D. Ogden.
10.23+*	Terms and Conditions of Employment (US), dated December 5, 2018, between Venator Americas LLC, Venator Materials UK Limited and Russell R. Stolle.
10.24+*	Terms and Conditions of Employment (UK), dated December 5, 2018, between Venator Materials UK Limited and Mahomed A. Maiter.
10.25+*	Terms and Conditions of Employment (UK), dated December 5, 2018, between Venator Materials UK Limited and Robert L. Portsmouth.
10.26+*	Form of Performance Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan.
21.1*	List of Subsidiaries of Venator Materials PLC
23.1*	Consent of Deloitte LLP (Venator Materials PLC and Subsidiaries)
23.2*	Consent of Deloitte & Touche LLP (Venator Materials PLC and Subsidiaries)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

VENATOR MATERIALS PLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charges to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2018	$5	$1	$—	$(1)	$5
Year ended December 31, 2017	4	1	—	—	5
Year ended December 31, 2016	4	—	—	—	4

******

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2019

VENATOR MATERIALS PLC

	By:	/s/ KURT D. OGDEN
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Venator Materials PLC in the capacities indicated on the dates indicated.

/s/ Simon Turner	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2019
Simon Turner

/s/ Kurt D. Ogden	Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Venator’s Authorized Representative in the United States	February 20, 2019
Kurt D. Ogden

/s/ Stephen Ibbotson	Vice President and Corporate Controller (Principal Accounting Officer)	February 20, 2019
Stephen Ibbotson

/s/ Peter R. Huntsman	Director	February 20, 2019
Peter R. Huntsman

/s/ Sir Robert J. Margetts	Director	February 20, 2019
Sir Robert J. Margetts

/s/ Douglas D. Anderson	Director	February 20, 2019
Douglas D. Anderson

/s/ Daniele Ferrari	Director	February 20, 2019
Daniele Ferrari

/s/ Kathy D. Patrick	Director	February 20, 2019
Kathy D. Patrick