Form 10-Q
period 2019-03-31
Venator Materials PLC
filed 2019-05-09
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.001 par value per share	VNTR	New York Stock Exchange
_________________________________
As of May 2, 2019, the registrant had outstanding 106,558,572 ordinary shares, $0.001 par value per share.

VENATOR MATERIALS PLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2019

Venator Materials PLC and our other registered and common-law trade names, trademarks, and service marks appearing in this Quarterly Report on Form 10‑Q for the three months ended March 31, 2019 (this "Quarterly Report") are the property of Venator Materials PLC or our subsidiaries.

GENERAL

Except when the context otherwise requires or where otherwise indicated, (1) all references to "Venator," the "Company," "we," "us" and "our" refer to Venator Materials PLC and its subsidiaries, (2) all references to "Huntsman" refer to Huntsman Corporation and its subsidiaries, (3) all references to the "Titanium Dioxide" segment or business refer to the titanium dioxide ("TiO2") business of Venator, (4) all references to the "Performance Additives" segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, and (5) we refer to the internal reorganization prior to our initial public offering ("IPO"), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the financing arrangements and debt, comprising the senior secured term loan facility (the "Term Loan Facility"), the asset-based revolving facility (the "ABL Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities") and the 5.75% senior notes due 2025 (the "Senior Notes"), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the "separation," which occurred on August 8, 2017.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, construction cost estimates, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety ("EHS") matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," "estimates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.
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

•
our ability to successfully transfer production of certain specialty and differentiated products from our Pori, Finland manufacturing facility to other sites within our manufacturing network and the costs associated with such transfer and the closure of the facility;

•	economic conditions and regulatory changes following the likely exit of the United Kingdom (the "U.K.") from the European Union ("EU");

•	increased manufacturing regulations for some of our products, including the outcome of the pending potential classification of TiO2 as a carcinogen in the EU or any increased regulatory scrutiny;

•	disruptions in production at our manufacturing facilities and our ability to cover resulting costs, including construction costs, and lost revenue with insurance proceeds;

•	fluctuations in currency exchange rates and tax rates;

•	price volatility or interruptions in supply of raw materials and energy;

•	our ability to realize financial and operational benefits from our business improvement plans and initiatives;

•	changes to laws, regulations or the interpretation thereof;

•	our ability to successfully grow and transform our business, including by way of acquisitions, divestments and restructuring initiatives;

•	differences in views with our joint venture participants;

•	high levels of indebtedness;

•	EHS laws and regulations;

•	our ability to obtain future capital on favorable terms;

•	seasonal sales patterns in our product markets;

•	our ability to successfully defend legal claims against us, or to pursue legal claims against third parties;

•	our ability to adequately protect our critical information technology systems;

•	our ability to comply with expanding data privacy regulations;

•	failure to maintain effective internal controls over financial reporting and disclosure;

•	our indemnification of Huntsman and other commitments and contingencies;

•	financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners;

•	failure to enforce our intellectual property rights;

•	our ability to effectively manage our labor force; and

•	conflicts, military actions, terrorist attacks, cyber-attacks and general instability.

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part II. Item 1A. Risk Factors."

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$80	$165
Accounts receivable (net of allowance for doubtful accounts of $4 and $5, respectively)(a)	400	351
Accounts receivable from affiliates	10	—
Inventories(a)	503	538
Prepaid expenses	17	20
Other current assets	53	51
Total current assets	1,063	1,125
Property, plant and equipment, net(a)	985	994
Operating lease right-of-use assets	44	—
Intangible assets, net(a)	15	16
Investment in unconsolidated affiliates	84	83
Deferred income taxes	178	178
Other noncurrent assets	97	89
Total assets	$2,466	$2,485
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$331	$382
Accounts payable to affiliates	15	18
Accrued liabilities(a)	124	135
Current operating lease liability	10	—
Current portion of debt(a)	7	8
Total current liabilities	487	543
Long-term debt	739	740
Operating lease liability	36	—
Other noncurrent liabilities	298	313
Noncurrent payable to affiliates	34	34
Total liabilities	1,594	1,630
Commitments and contingencies (Notes 12 and 13)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 and 106 issued and outstanding, respectively	—	—
Additional paid-in capital	1,317	1,316
Retained deficit	(99)	(96)
Accumulated other comprehensive loss	(354)	(373)
Total Venator Materials PLC shareholders' equity	864	847
Noncontrolling interest in subsidiaries	8	8
Total equity	872	855
Total liabilities and equity	$2,466	$2,485

(a)
At March 31, 2019 and December 31, 2018, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $5 each of cash and cash equivalents; $6 and $5 of accounts receivable, net; $1 each of inventories; $5 each of property, plant and equipment, net; $14 each of intangible assets, net; $1 each of accounts payable; $3 and $4 of accrued liabilities; and $2 each of current portion of debt, respectively. See "Note 6. Variable Interest Entities."

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(Dollars in millions, except per share amounts)	2019	2018
Trade sales, services and fees, net	$562	$622
Cost of goods sold	486	454
Operating expenses:
Selling, general and administrative	47	54
Restructuring, impairment, and plant closing and transition costs	12	9
Other operating expense (income), net	8	(3)
Total operating expenses	67	60
Operating income	9	108
Interest expense	(14)	(13)
Interest income	3	3
Other income	1	2
(Loss) income before income taxes	(1)	100
Income tax expense	(1)	(20)
Net (loss) income	(2)	80
Net income attributable to noncontrolling interests	(1)	(2)
Net (loss) income attributable to Venator	$(3)	$78

Net (losses) earnings per share:
Basic (loss) income attributable to Venator Materials PLC ordinary shareholders	$(0.03)	$0.73
Diluted (loss) income attributable to Venator Materials PLC ordinary shareholders	$(0.03)	$0.73

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2019	2018
Net (loss) income	$(2)	$80
Other comprehensive income, net of tax:
Foreign currency translation adjustment	11	57
Pension and other postretirement benefits adjustments	4	3
Hedging instruments	4	(7)
Total other comprehensive income, net of tax	19	53
Comprehensive income	17	133
Comprehensive income attributable to noncontrolling interest	(1)	(2)
Comprehensive income attributable to Venator	$16	$131

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2019	106	$—	$1,316	$(96)	$(373)	$8	$855
Net (loss) income	—	—	—	(3)	—	1	(2)
Net changes in other comprehensive income	—	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	1	—	1	—	—	—	1
Balance, March 31, 2019	107	$—	$1,317	$(99)	$(354)	$8	$872

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2018	106	$—	$1,311	$67	$(283)	$10	$1,105
Net income	—	—	—	78	—	2	80
Net changes in other comprehensive income	—	—	—	—	53	—	53
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, March 31, 2018	106	$—	$1,312	$145	$(230)	$10	$1,237

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2019	2018
Operating Activities:
Net (loss) income	$(2)	$80
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	26	34
Deferred income taxes	(1)	9
Noncash restructuring and impairment charges	4	3
Insurance proceeds for business interruption, net of gain on recovery	—	19
Noncash loss (gain) on foreign currency transactions	4	(4)
Other, net	4	2
Changes in operating assets and liabilities:
Accounts receivable	(61)	(50)
Inventories	35	(12)
Prepaid expenses	3	5
Other current assets	(2)	(9)
Other noncurrent assets	—	1
Accounts payable	(22)	7
Accrued liabilities	(8)	(27)
Other noncurrent liabilities	(9)	(7)
Net cash (used in) provided by operating activities	(29)	51
Investing Activities:
Capital expenditures	(52)	(73)
Cash received from unconsolidated affiliates	6	9
Investment in unconsolidated affiliates	(7)	(3)
Net cash used in investing activities	(53)	(67)
Financing Activities:
Repayment of third-party debt	(2)	(6)
Dividends paid to noncontrolling interests	(1)	(2)
Net cash used in financing activities	(3)	(8)
Effect of exchange rate changes on cash	—	9
Net change in cash and cash equivalents	(85)	(15)
Cash and cash equivalents at beginning of period	165	238
Cash and cash equivalents at end of period	$80	$223
Supplemental cash flow information:
Cash paid for interest	$18	$19
Cash paid for income taxes	1	15
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of March 31, 2019 and 2018, respectively	$36	$33

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General, Description of Business, Recent Developments and Basis of Presentation

General

For convenience in this report, the terms "Venator," "we," "us" or "our" may be used to refer to Venator Materials PLC and its subsidiaries.

Description of Business

Venator became an independent publicly traded company following our IPO and separation from Huntsman Corporation in August 2017. Venator operates in two segments: Titanium Dioxide and Performance Additives. The Titanium Dioxide segment primarily manufactures and sells TiO2, and operates eight TiO2 manufacturing facilities across the globe. The Performance Additives segment manufactures and sells functional additives, color pigments, timber treatment and water treatment chemicals. This segment operates 16 manufacturing and processing facilities globally.

Basis of Presentation

Our unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes to consolidated and combined financial statements included in the Annual Report on Form 10‑K for the year ended December 31, 2018 for our Company.

In the notes to unaudited condensed consolidated financial statements, all dollar and share amounts in tabulations are in millions unless otherwise indicated.

Recent Developments

Acquisition of Tronox European Paper Laminates Business

On April 26, 2019, we completed our acquisition of the European paper laminates business (the "8120 Grade") from Tronox Limited (“Tronox”) for a purchase price of €8 million payable as follows: €1 million upon completion of the acquisition and the remaining €7 million in two installments over two years. In connection with the acquisition, Tronox will supply the 8120 Grade to us under a Transitional Supply Agreement until the transfer of the manufacturing of the 8120 Grade to our Greatham, U.K., facility has been completed.

A separate agreement with Tronox entered into on July 14, 2018 requires that Tronox promptly pay us a “break fee” of $75 million upon the consummation of Tronox’s merger with The National Titanium Dioxide Company Limited (“Cristal”) once the sale of the European paper laminates business to us has been consummated, if the sale of Cristal’s Ashtabula manufacturing complex to us has not been completed. The deadline for such payment is May 13, 2019. On April 26, 2019, Tronox publicly stated that it believes it is not obligated to pay the break fee. Therefore, we may have to seek judicial relief to enforce our agreement concerning the break fee.

Note 2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective approach which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The adoption of this ASU did not result in a cumulative effect adjustment to the opening balance of retained earnings. This ASU requires substantially all leases to be recognized on the balance sheet as right-of-use assets ("ROU assets") and lease obligations. Additional qualitative and quantitative disclosures are also required. Adoption of the new standard resulted in the recording of an operating lease ROU asset of $47 million and a lease liability of $49 million. The adoption of this ASU did not have a material impact on our condensed consolidated statements of operations or cash flows. Our accounting for finance leases remained substantially unchanged.

We elected the following optional practical expedients allowed under the ASU: (i) we applied the package of practical expedients permitting entities not to reassess under the new standard our prior conclusions about lease identification, classification or initial direct costs for any leases existing prior to the effective date; (ii) we elected to account for lease and associated non-lease components as a single lease component for all asset classes with the exception of buildings and (iii) we do not recognize ROU assets and related lease obligations with lease terms of 12 months or less from the commencement date.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This standard is effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated statement of comprehensive income.

Accounting Pronouncements Pending Adoption in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We have completed our assessment and we do not anticipate this will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20). The amendments in this ASU add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This standard is effective for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. Since the ASU is related to disclosure requirements only, this adoption will not have a material impact on our consolidated financial statements.

Note 3. Leases

We have leases for warehouses, office space, land, office equipment, production equipment and automobiles. ROU assets and lease obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets and liabilities are included in operating lease right-of-use assets, current operating lease liabilities, and operating lease liabilities on our condensed consolidated balance sheet. Finance leases ROU assets are included in property, plant and equipment, net, while finance lease liabilities are included in other non-current liabilities. As the implicit rate is not readily determinable in most of our lease arrangements, we use our incremental borrowing rate based on information available at the commencement date in order to determine the net present value of lease payments. We give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. We have lease agreements that contain lease and non-lease components.

We determine if an arrangement is a lease or contains a lease at inception. Certain leases contain renewal options that can extend the term of the lease for one year or more. Our leases have remaining lease terms of up to 93 years, some of which include options to extend the lease term for up to 20 years. Options are recognized as part of our ROU assets and lease liabilities when it is reasonably certain that we will extend that option. Sublease arrangements and leases with residual value guarantees, sale leaseback terms or material restrictive covenants, are immaterial. Lease payments include fixed and variable lease components. Variable components are derived from usage or market-based indices, such as the consumer price index. We do not have leases which have not yet commenced that will commence during 2019 as of March 31, 2019.

The components of lease expense were as follows:

Lease Cost	Three months ended March 31, 2019
Operating lease cost	$4
Finance lease cost:
Amortization of right-of-use assets	—
Interest on lease liabilities	—
Short-term lease cost	1

Supplemental balance sheet information related to leases was as follows:

Leases	As of March 31, 2019
Assets
Operating Lease Right-of-Use Assets	$44

Finance Lease Right-of-Use Assets, at cost	$13
Accumulated Depreciation	(4)
Finance Lease Right-of-Use Assets, net	$9

Liabilities
Operating Lease Obligation
Current	$10
Non-Current	36
Total Operating Lease Liabilities	$46

Finance Lease Obligation
Current	$1
Non-Current	8
Total Finance Lease Liabilities	$9
Cash paid for amounts included in the present value of operating lease liabilities were as follows:

Cash Flow Information	Three months ended March 31, 2019
Operating cash flows from operating leases	$4
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—

Lease Term and Discount Rate	As of March 31, 2019
Average remaining lease term (years)
Operating leases	13.5
Finance leases	6.9
Average discount rate
Operating leases	7.3%
Financing leases	5.2%
Maturities of lease liabilities were as follows:

March 31, 2019	Operating Leases	Finance Leases	Total
2019 (remaining)	$10	$1	$11
2020	10	2	12
2021	8	2	10
2022	6	1	7
2023	4	1	5
After 2023	38	4	42
Total lease payments	$76	$11	$87
Less: Interest	30	2	32
Present value of lease liabilities	$46	$9	$55

Disclosures related to periods prior to adoption of the New Lease Standard
The total expense recorded under operating lease agreements in the consolidated and combined statements of operations was $16 million for the year ended December 31, 2018. Future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows:

December 31,	Operating Leases	Capital Leases
2019	$13	$1
2020	11	2
2021	9	1
2022	6	1
2023	4	1
Thereafter	40	7
Total	$83	$13
Less: Amounts representing interest		3
Present value of minimum lease payments		$10
Less: Current portion of capital leases		1
Long-term portion of capital leases		$9

Note 4. Revenue

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

The following table disaggregates our revenue by major geographical region for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$213	$55	$268	$241	$58	$299
North America	77	57	134	71	77	148
Asia	92	21	113	96	27	123
Other	43	4	47	48	4	52
Total Revenues	$425	$137	$562	$456	$166	$622

The following table disaggregates our revenue by major product line for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$425	$—	$425	$456	$—	$456
Color Pigments	—	70	70	—	82	82
Functional Additives	—	32	32	—	41	41
Timber Treatment	—	29	29	—	37	37
Water Treatment	—	6	6	—	6	6
Total Revenues	$425	$137	$562	$456	$166	$622

The amount of consideration we receive and revenue we recognize is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. We also give our customers a limited right to return products that have been damaged, do not satisfy their specifications, or for other specific reasons. Payment terms on product sales to our customers typically range from 30 days to 90 days. Although certain exceptions exist where standard payment terms are exceeded, these instances are infrequent and do not exceed one year. Discounts are allowed for some customers for early payment or if certain volume commitments are met. As our standard payment terms are less than one year, we have elected to not assess whether a contract has a significant financing component. In order to estimate the applicable variable consideration at the time of revenue recognition, we use historical and current trend information to estimate the amount of discounts, rebates, or returns to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and accrued at the point of which revenue is recognized have not materially differed.

Note 5. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials and supplies	$135	$165
Work in process	53	56
Finished goods	315	317
Total	$503	$538

Note 6. Variable Interest Entities

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

•
Viance, LLC ("Viance") is our 50%-owned joint venture with DowDuPont. Viance markets timber treatment products for Venator. We have determined that the activity that most significantly impacts Viance’s economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at March 31, 2019, the joint ventures’ assets, liabilities and results of operations are included in Venator’s unaudited condensed consolidated financial statements.

The revenues, income before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Revenues	$22	$31
Income before income taxes	2	4
Net cash provided by operating activities	2	9

Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Rockwood Acquisition Restructuring

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Titanium Dioxide and Performance Additives segments. As part of the program, we reduced our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of nil each for the three months ended March 31, 2019 and 2018. We do not expect to incur any additional charges as part of this program and the remaining cash payments of approximately $4 million will be made through the end of 2020.

Titanium Dioxide Segment

In July 2016, we implemented a plan to close our Umbogintwini, South Africa Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring expense of nil and $1 million for the three months ended March 31, 2019 and 2018, respectively, all of which related to plant shut down costs. We expect to incur additional plant shut down costs of approximately $1 million through the end of 2019.

In March 2017, we implemented a plan to close the white end finishing and packaging operation of our Titanium Dioxide manufacturing facility at our Calais, France site. As part of the program, we recorded restructuring expense of $1 million and $5 million for the three months ended March 31, 2019 and 2018, respectively, all of which related to plant shut down costs. We expect to incur additional plant shut down costs of approximately $7 million through 2020.

In September 2018, we implemented a plan to close our Pori, Finland Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $6 million for the three months ended March 31, 2019, of which $3 million related to accelerated depreciation, $2 million related to employee benefits, and $1 million related to plant shutdown costs. This restructuring expense consists of $3 million of cash and $3 million of noncash charges. We expect to incur additional charges of approximately $121 million through the end of 2024, of which $33 million relates to accelerated depreciation, $86 million relates to plant shut down costs, and $2 million relates to the write off of other assets. Future charges consist of $35 million of noncash costs and $86 million of cash costs.

Performance Additives Segment

In September 2017, we implemented a plan to close our Performance Additives manufacturing facilities in St. Louis and Easton. As part of the program, we recorded restructuring expense of nil and $3 million for the three months ended March 31, 2019 and 2018, respectively, all of which related to accelerated depreciation. We do not expect to incur any additional charges as part of this program.

In August 2018, we implemented a plan to close our Performance Additives manufacturing site in Beltsville, Maryland. As part of the program, we recorded restructuring expense of $1 million for the three months ended March 31, 2019, all of which related to accelerated depreciation. We expect to incur additional accelerated depreciation of approximately $1 million through the remainder of 2019.

Corporate Restructuring

In January 2019, we announced a plan to reduce costs and improve efficiency of certain corporate functions. As part of the program, we recorded restructuring expense of $3 million for the three months ended March 31, 2019, all of which related to workforce reductions.

Accrued Restructuring and Plant Closing and Transition Costs

As of March 31, 2019 and December 31, 2018, accrued restructuring and plant closing and transition costs by type of cost and year of initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2018	$32	$—	$32
2019 charges for 2018 and prior initiatives	2	2	4
2019 charges for 2019 initiatives	4	—	4
2019 payments for 2018 and prior initiatives	(9)	(2)	(11)
2019 payments for 2019 initiatives	(1)	—	(1)
Accrued liabilities as of March 31, 2019	$28	$—	$28

(1)	The total workforce reduction reserves of $28 million relate to the termination of 467 positions, of which 26 positions had been terminated but not yet paid as of March 31, 2019.

(2)	Accrued liabilities remaining at March 31, 2019 and December 31, 2018 by year of initiatives were as follows:

	March 31, 2019	December 31, 2018
2017 initiatives and prior	$14	$18
2018 initiatives	11	14
2019 initiatives	3	—
Total	$28	$32

Details with respect to our reserves for restructuring and plant closing and transition costs are provided below by segment and year of initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2018	$32	$—	$32
2019 charges for 2018 and prior initiatives	4	—	4
2019 charges for 2019 initiatives	4	—	4
2019 payments for 2018 and prior initiatives	(11)	—	(11)
2019 payments for 2019 initiatives	(1)	—	(1)
Accrued liabilities as of March 31, 2019	$28	$—	$28
Current portion of restructuring reserves	17	—	17
Long-term portion of restructuring reserve	11	—	11

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to major cost type of restructuring charges and impairment of assets for the three months ended March 31, 2019 and 2018 by initiative are provided below:

Three months ended
March 31, 2019
Cash charges	$8
Accelerated depreciation	4
Total 2019 Restructuring, Impairment and Plant Closing and Transition Costs	$12

Three months ended
March 31, 2018
Cash charges	$6
Accelerated depreciation	3
Total 2018 Restructuring, Impairment and Plant Closing and Transition Costs	$9

Note 8. Debt

Outstanding debt, net of debt issuance costs of $14 million and $13 million as of March 31, 2019 and December 31, 2018, respectively, consisted of the following:

	March 31, 2019	December 31, 2018
Senior Notes	$370	$370
Term Loan Facility	363	365
Other	13	13
Total debt	746	748
Less: short-term debt and current portion of long-term debt	7	8
Long-term debt	$739	$740

The estimated fair value of the Senior Notes was $326 million and $300 million as of March 31, 2019 and December 31, 2018, respectively. The estimated fair value of the Term Loan Facility was $366 million and $355 million as of March 31, 2019 and December 31, 2018, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The weighted average interest rate on our outstanding balances under the Senior Notes and Term Loan Facility as of March 31, 2019 was approximately 5%.

Senior Notes

On July 14, 2017, our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC (the "Issuers") entered into an indenture in connection with the issuance of the Senior Notes. The Senior Notes are general unsecured senior obligations of the Issuers and are guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries. The indenture related to the Senior Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. The Senior Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and an early redemption premium, calculated on an agreed percentage of the outstanding principal amount, providing compensation on a portion of foregone future interest payables. The Senior Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the Senior Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the separation), holders of the Venator Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

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

The Term Loan Facility amortizes in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility and is paid quarterly.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Venator’s option, either (a) a London Interbank Offering Rate ("LIBOR") based rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate. The applicable margin percentage is calculated and established once every three calendar months and varies from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three-month period.

Guarantees

All obligations under the Senior Credit Facilities are guaranteed by Venator and substantially all of our subsidiaries (the "Guarantors") and are secured by substantially all of the assets of Venator and the Guarantors, in each case subject to certain exceptions. Lien priority as between the Term Loan Facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

Note 9. Derivative Instruments and Hedging Activities

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

The changes in the fair value of the swaps are deferred in other comprehensive income and subsequently recognized in other income in the unaudited condensed consolidated statement of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was $10 million and $6 million at March 31, 2019 and December 31, 2018, respectively, and was recorded as other noncurrent liabilities on our unaudited condensed consolidated balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the three months ended March 31, 2019 and 2018, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $4 million and a loss of $7 million, respectively. As of March 31, 2019, accumulated other comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risks associated with foreign currency exposure. At March 31, 2019 and December 31, 2018, we had $102 million and $89 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

Note 10. Income Taxes

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

We recorded income tax expense of $1 million and $20 million, respectively, for the three months ended March 31, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Pursuant to the Tax Matters Agreement dated August 7, 2017, entered into by and among Venator Materials PLC and Huntsman (the "Tax Matters Agreement") at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $34 million. As of March 31, 2019 and December 31, 2018, this "Noncurrent payable to affiliates" was $34 million, each, on our unaudited condensed consolidated balance sheets. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

Note 11. Earnings Per Share

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended March 31,
	2019	2018
Numerator:
Basic and diluted net (loss) income:
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(3)	$78
Denominator:
Weighted average shares outstanding	106.5	106.4
Dilutive share-based awards	0.3	0.4
Total weighted average shares outstanding, including dilutive shares	106.8	106.8

For the three months ended March 31, 2019 and 2018, the number of anti-dilutive employee share-based awards excluded from the computation of diluted earnings per share was 1 million and nil, respectively.

Note 12. Commitments and Contingencies

Legal Proceedings

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County (the "Dallas District Court"), by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on December 1, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. The first two of the three cases have been consolidated into a single action, and we expect the third to be consolidated with them as well. The plaintiffs seek to determine that the proceeding should be certified as a class action and to obtain alleged compensatory damages, costs, rescission and equitable relief. We may be required to indemnify our executive officers and directors, Huntsman, and the banks who acted as underwriters in our IPO and secondary offerings, for losses incurred by them in connection with these matters pursuant to our agreements with such parties. Because of the early stage of this litigation, we are unable to reasonably estimate any possible loss or range of loss and we have not accrued for a loss contingency with regard to this matter.

Neste Engineering Services Matter

We are party to an arbitration proceeding initiated by Neste Engineering Services Oy (“NES”) on December 19, 2018 for payment of invoices allegedly due of approximately €14 million in connection with the delivery of services by NES to the Company in respect of the Pori site rebuild project. These invoices were accrued in full on our unaudited condensed consolidated balance sheet as of March 31, 2019. We are contesting the validity of these invoices and filed counterclaims against NES on March 8, 2019. The timetable for the arbitration has not yet been set.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in these unaudited condensed consolidated financial statements, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

Note 13. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2019 and 2018, our capital expenditures for EHS matters totaled $4 million and $1 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of March 31, 2019 and December 31, 2018, we had environmental reserves of $11 million and $12 million, respectively.

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

In the EU, the Environmental Liability Directive (Directive 2004/35/EC) has established a framework based on the "polluter pays" principle for the prevention and remediation of environmental damage, which establishes measures to prevent and remedy environmental damage. The directive defines "environmental damage" as damage to protected species and natural habitats, damage to water and damage to soil. Operators carrying out dangerous activities listed in the Directive are strictly liable for remediation, even if they are not at fault or negligent.

Under EU Directive 2010/75/EU on industrial emissions, permitted facility operators may be liable for significant pollution of soil and groundwater over the lifetime of the activity concerned. We are in the process of plant closures at facilities in the EU and liability to investigate and clean up waste or contamination may arise during the surrender of operators' permits at these locations under the directive and associated legislation such as the Water Framework Directive (Directive 2000/60/EC) and the Groundwater Directive (Directive 2006/118/EC).

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

Pori Remediation

In connection with our previously announced intention to close our TiO2 manufacturing facility in Pori, Finland, we expect to incur environmental costs related to the cleanup of the facility upon its eventual closure, including remediation costs related to the landfill located on the site. While we do not currently have enough information to be able to estimate the range of potential costs for the cleanup of this facility, these costs could be material to our unaudited condensed consolidated financial statements.

Note 14. Other Comprehensive Income

Other comprehensive income consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2019	$(96)	$(278)	$(5)	$6	$(373)	$—	$(373)
Other comprehensive income before reclassifications, gross	11	—	—	4	15	—	15
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	4	—	—	4	—	4
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive income	11	4	—	4	19	—	19
Ending balance, March 31, 2019	$(85)	$(274)	$(5)	$10	$(354)	$—	$(354)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2018	$(6)	$(267)	$(5)	$(5)	$(283)	$—	$(283)
Other comprehensive income (loss) before reclassifications, gross	57	—	—	(7)	50	—	50
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	3	—	—	3	—	3
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	57	3	—	(7)	53	—	53
Ending balance, March 31, 2018	$51	$(264)	$(5)	$(12)	$(230)	$—	$(230)

(a)	Amounts are net of tax of nil as of March 31, 2019 and January 1, 2019, each.

(b)	Amounts are net of tax of $50 million as of March 31, 2019 and January 1, 2019, each.

(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.

(d)	Amounts are net of tax of nil as of March 31, 2018 and January 1, 2018, each.

(e)	Amounts are net of tax of $52 million as of March 31, 2018 and January 1, 2018, each.

	Three months ended March 31,		Affected line item in the statement where net income is presented
	2019	2018
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$4	$3	Other income
Prior service credit	—	—	Other income
Total amortization	4	3	Total before tax
Income tax expense	—	—	Income tax expense
Total reclassifications for the period	$4	$3	Net of tax

(a)	Pension and other postretirement benefit amounts in parentheses indicate credits on our unaudited condensed consolidated statements of operations.

Note 15. Operating Segment Information

We derive our revenues, earnings and cash flows from the manufacture and sale of TiO2, functional additives, color pigments, timber treatment and water treatment products. We have reported our operations through our two segments, Titanium Dioxide and Performance Additives, and organized our business and derived our operating segments around differences in product lines.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended March 31,
	2019	2018
Revenues:
Titanium Dioxide	$425	$456
Performance Additives	137	166
Total	$562	$622
Adjusted EBITDA(1)
Titanium Dioxide	$61	$143
Performance Additives	15	24
	76	167
Corporate and other	(16)	(10)
Total	60	157
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense	(14)	(13)
Interest income	3	3
Income tax expense	(1)	(20)
Depreciation and amortization	(26)	(34)
Net income attributable to noncontrolling interests	1	2
Other adjustments:
Business acquisition and integration expenses	(2)	(2)
Separation expense, net	—	(1)
Amortization of pension and postretirement actuarial losses	(4)	(3)
Net plant incident costs	(7)	—
Restructuring, impairment and plant closing and transition costs	(12)	(9)
Net (loss) income	$(2)	$80

(1)
Adjusted EBITDA is defined as net (loss) income of Venator before interest expense, interest income, income tax benefit (expense), depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) separation expense, net; (c) amortization of pension and postretirement actuarial losses; (d) net plant incident costs; and (e) restructuring, impairment, and plant closing and transition costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 hereto.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled "Note Regarding Forward-Looking Statements" and "Part II. Item 1A. Risk Factors."

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

Recent Developments

Acquisition of Tronox European Paper Laminates Business

On April 26, 2019, we completed our acquisition of the European paper laminates business (the "8120 Grade") from Tronox Limited (“Tronox”) for a purchase price of €8 million payable as follows: €1 million upon completion of the acquisition and the remaining €7 million in two installments over two years. In connection with the acquisition, Tronox will supply the 8120 Grade to us under a Transitional Supply Agreement until the transfer of the manufacturing of the 8120 Grade to our Greatham, U.K., facility has been completed.

A separate agreement with Tronox entered into on July 14, 2018 requires that Tronox promptly pay us a “break fee” of $75 million upon the consummation of Tronox’s merger with The National Titanium Dioxide Company Limited (“Cristal”) once the sale of the European paper laminates business to us has been consummated, if the sale of Cristal’s Ashtabula manufacturing complex to us has not been completed. The deadline for such payment is May 13, 2019. On April 26, 2019, Tronox publicly stated that it believes it is not obligated to pay the break fee. Therefore, we may have to seek judicial relief to enforce our agreement concerning the break fee.

Recent Trends and Outlook
In 2019, we expect results in our Titanium Dioxide segment to reflect: (i) customer destocking, which began in 2018, to persist throughout the first half of 2019 at a diminishing rate; (ii) regional disparities in TiO2 pricing trends reflecting specific supply and demand balances; (iii) a soft economic environment, primarily in China and Europe, including the effects of Brexit and the China-US trade negotiations; (iv) raw material and energy cost increases; (v) volume trends to reflect historical seasonal patterns; (vi) increased production of specialty and differentiated product grades; (vii) increased sales of new TiO2 product grades ; and (viii) additional cost improvement actions. In our Performance Additives segment, we expect near-term business trends to be driven by: (i) a seasonal improvement in sales volumes compared to the first quarter of 2019 partially offset by customer destocking in certain product applications; (ii) a soft economic environment, primarily in China and Europe, including the effects of Brexit and the China-US trade negotiations; (iii) raw material and energy costs inflation; and (iv) additional cost improvement actions.
In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and are underway with the implementation, having realized $3 million of savings in the first quarter of 2019. We continue to expect that this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We expect actions will be complete in 2020, ending the year at the full run rate level.

In 2019, we expect to spend approximately $130 million on capital expenditures, which includes spending to transfer our specialty technology from our Pori, Finland site to other sites in our manufacturing network.
We expect our corporate and other costs will be approximately $50 million in 2019.
Results of Operations

The following table sets forth our consolidated results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018	% Change
Revenues	$562	$622	(10)%
Cost of goods sold	486	454	7%
Operating expenses(4)	55	51	8%
Restructuring, impairment and plant closing and transition costs	12	9	33%
Operating income	9	108	(92)%
Interest expense, net	(11)	(10)	(10)%
Other income	1	2	(50)%
(Loss) income before income taxes	(1)	100	NM
Income tax expense	(1)	(20)	(95)%
Net (loss) income	(2)	80	NM
Reconciliation of net loss (income) to adjusted EBITDA:
Interest expense, net	11	10	10%
Income tax expense	1	20	(95)%
Depreciation and amortization	26	34	(24)%
Net income attributable to noncontrolling interests	(1)	(2)	50%
Other adjustments:
Business acquisition and integration expenses	2	2
Separation expense, net	—	1
Amortization of pension and postretirement actuarial losses	4	3
Net plant incident costs (credits)	7	—
Restructuring, impairment and plant closing and transition costs	12	9
Adjusted EBITDA(1)	$60	$157

Net cash (used in) provided by operating activities	(29)	51	NM
Net cash used in investing activities	(53)	(67)	(21)%
Net cash used in financing activities	(3)	(8)	(63)%
Capital expenditures	(52)	(73)	(29)%

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(Dollars in millions, except per share amounts)	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net (loss) income to adjusted net income attributable to Venator Materials PLC ordinary shareholders:
Net (loss) income			$(2)			$80
Net income attributable to noncontrolling interests			(1)			(2)
Other adjustments:
Business acquisition and integration expenses	2	(1)	1	2	(1)	1
Separation expense, net	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	4	(1)	3	3	—	3
Net plant incident costs	7	(2)	5	—	—	—
Restructuring, impairment and plant closing and transition costs	12	(4)	8	9	(1)	8
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)			$14			$91

Weighted-average shares-basic			106.5			106.4
Weighted-average shares-diluted			106.8			106.8

Net (loss) income attributable to Venator Materials PLC ordinary shareholders per share:
Basic			$(0.03)			$0.73
Diluted			$(0.03)			$0.73

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.13			$0.86
Diluted			$0.13			$0.85

NM—Not meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net (loss) income before interest expense, net, income tax (benefit) expense, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) separation expense, net; (c) amortization of pension and postretirement actuarial losses; (d) net plant incident costs; and (e) restructuring, impairment and plant closing and transition costs. We believe that net income is the performance measure calculated and presented in accordance with generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP") that is most directly comparable to adjusted EBITDA.

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

(2)
Adjusted net income attributable to Venator Material PLC ordinary shareholders is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses; (b) separation expense, net; (c) amortization of pension and postretirement actuarial losses; (d) net plant incident costs; (e) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income (loss) and adjusted net income (loss) per share amounts are presented solely as supplemental information. These measures exclude similar non-cash items as Adjusted EBITDA in order to assist our investors in comparing our performance from period to period and as such, bear similar risks as Adjusted EBITDA as documented in footnote (1) above. For that reason, adjusted net income and the related per share amounts, should not be considered in isolation and should be considered only to supplement analysis of U.S. GAAP results.

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

(4)	As presented within Item 2, operating expenses includes selling, general and administrative expenses and other operating expense (income), net.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, net loss was $2 million on revenues of $562 million, compared with net income of $80 million on revenues of $622 million for the same period in 2018. The decrease of $82 million in net income was the result of the following items:

•
Revenues for the three months ended March 31, 2019 decreased by $60 million, or 10%, as compared with the same period in 2018. The decrease was due to a $31 million decrease in revenue in our Titanium Dioxide segment and a $29 million decrease in revenue in our Performance Additives segment. See "—Segment Analysis" below.

•
Our operating expenses for the three months ended March 31, 2019 increased by $4 million, or 8%, as compared with the same period in 2018, primarily related to a $5 million unfavorable impact of foreign currency year over year and a $3 million unfavorable change in other income and expense offset by a $4 million decrease in SG&A costs from 2018 to 2019. The decline in other income and expense was driven by sales of carbon credits in the first quarter of 2018 for which there were no comparable sales in the same period of 2019.

•
Restructuring, impairment and plant closing and transition costs for the three months ended March 31, 2019 increased to $12 million from $9 million for the same period in 2018 primarily as a result of the planned closure of our plant in Pori, Finland beginning in the third quarter of 2018. For more information concerning restructuring and plant closing activities, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•
Our income tax expense for the three months ended March 31, 2019 was $1 million compared to $20 million for the same period in 2018. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 10. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	March 31,
(Dollars in millions)	2019	2018
Revenues
Titanium Dioxide	$425	$456	(7)%
Performance Additives	137	166	(17)%
Total	$562	$622	(10)%
Adjusted EBITDA
Titanium Dioxide	$61	$143	(57)%
Performance Additives	15	24	(38)%
	76	167	(54)%
Corporate and other	(16)	(10)	(60)%
Total	$60	$157	(62)%

	Three Months Ended March 31, 2019 vs. 2018
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(6)%	(4)%	—%	3%
Performance Additives	(2)%	(2)%	1%	(14)%

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $425 million in the three months ended March 31, 2019, a decrease of $31 million, or 7%, compared to the same period in 2018. The decrease was primarily due to a 6% decline in average selling prices and a 4% unfavorable impact from foreign currency translation partially offset by a 3% increase in sales volumes. The decrease in average selling prices was primarily attributable to a convergence of higher European selling prices towards North American prices and softer business conditions in Asia Pacific, partially offset by continued strength in pricing for our specialty TiO2 products globally. Sales volumes of functional TiO2 products increased in Europe primarily due to the impact of accelerated purchases related to Brexit and modest growth. Volumes of functional TiO2 products increased modestly in North America and decreased in Asia Pacific. Specialty TiO2 volumes increased 11% globally, due to higher production for certain products.

Adjusted EBITDA for the Titanium Dioxide segment was $61 million, a decrease of $82 million for the three months ended March 31, 2019 compared to the same period in 2018, or a decrease of $64 million after excluding $18 million of lost earnings attributable to our Pori, Finland TiO2 manufacturing facility, which were reimbursed through insurance proceeds in 2018. The decrease was primarily a result of lower average TiO2 selling prices, higher raw material and energy costs, the aforementioned lost earnings attributable to our Pori, Finland manufacturing facility and $7 million from the sale of carbon credits in the prior year period and partially offset by higher sales volumes and a $2 million benefit from our 2019 Business Improvement Program.

Performance Additives

The Performance Additives segment generated $137 million of revenue in the three months ended March 31, 2019, a decline of $29 million, or 17%, compared to the same period in 2018. This resulted from a 14% decrease in volumes, a 2% decrease in average selling prices and a 2% decrease due to the unfavorable impact of foreign currency translation and partially offset by a 1% increase from mix and other. The decline in volumes was primarily as a result of lower demand for certain products, principally in construction-related applications driven by adverse weather conditions in North America, the impact of plant shutdowns as part of prior restructuring actions and customer destocking. Average selling prices declined due to the composition of sales within our color pigments and functional additives businesses.

Adjusted EBITDA in the Performance Additives segment was $15 million, a decrease of $9 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to lower average selling prices and lower sales volumes, partially offset by lower raw material and energy costs, lower selling, general and administrative costs and a $1 million benefit from our 2019 Business Improvement Program.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $16 million, or $6 million higher in the three months ended March 31, 2019 than the same period in 2018, primarily as a result of the unfavorable impact of foreign currency translation arising from weakness in the Euro versus the U.S. dollar.

Liquidity and Capital Resources

We had cash and cash equivalents of $80 million and $165 million as of March 31, 2019 and December 31, 2018, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures, will be met by available cash generated from operations and borrowings.

On August 8, 2017, in connection with our IPO and the separation, we entered into new financing arrangements and incurred new debt, including $375 million of Senior Notes issued by our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC, as Issuers, and borrowings of $375 million under the Term Loan Facility. A payable to Huntsman for a liability pursuant to the Tax Matters Agreement has been presented as "Noncurrent payable to affiliates" on our unaudited condensed consolidated balance sheets.

In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of March 31, 2019 is in excess of $273 million, of which $264 million is available to be drawn.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•
Cash invested in our accounts receivable and inventory, net of accounts payable, as reflected in our unaudited condensed consolidated statements of cash flows increased by $7 million for the three months ended March 31, 2019 as compared to the same period in the prior year. We expect volatility in our working capital components to continue due to seasonal changes in working capital throughout the year.

•
We expect to spend approximately $130 million on capital expenditures during 2019. Our future expenditures include certain EHS maintenance and upgrades, periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and the cost to transfer specialty and differentiated manufacturing from Pori, Finland to other sites within our manufacturing network. We expect to fund this spending with cash on hand as well as cash provided by operations and borrowings.

•
During the three months ended March 31, 2019, we made contributions to our pension and postretirement benefit plans of $6 million. During the remainder of 2019, we expect to contribute an additional amount of approximately $30 million to these plans.

•
We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2019, we had $28 million of accrued restructuring costs of which $17 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $17 million, including $10 million for non-cash charges, and pay approximately $22 million, through the remainder of 2019. For further discussion of these plans and the costs involved, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•
In the first quarter of 2019 we announced additional cost reduction initiatives which are expected to provide approximately $40 million of annual adjusted EBITDA benefit compared to 2018. We expect actions will be complete in 2020, ending the year at the full run rate level.

•
On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. We are in the process of closing our Pori, Finland, TiO2 manufacturing facility and transferring the production of specialty and differentiated product grades to other sites within our existing network. In the first quarter of 2019, we had capital expenditures of $24 million related to project wind-down and closure costs. We intend to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors.

•
We have $733 million in aggregate principal outstanding under $370 million, 5.75% of Senior Notes due 2025, and a $363 million Term Loan Facility. See further discussion under "Financing Arrangements."

As of March 31, 2019 and December 31, 2018, we had $7 million and $8 million, respectively, classified as current portion of debt.

As of March 31, 2019 and December 31, 2018, we had $18 million and $36 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of March 31, 2019, our

non-U.K. subsidiaries have no plan to distribute funds in a manner that would cause them to be subject to U.K., or other local country taxation. During the three months ended March 31, 2019, a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to a 5% withholding tax.

Cash Flows for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net cash used in operating activities was $29 million for the three months ended March 31, 2019 while net cash provided by operating activities was $51 million for the three months ended March 31, 2018. The unfavorable variance in net cash from operating activities for the three months ended March 31, 2019 compared with the same period in 2018 was primarily attributable to an $82 million decrease in net income as described in "—Results of Operations" above, a $19 million reduction in insurance proceeds for business interruption, offset by a $28 million favorable variance in operating assets and liabilities for 2019 as compared with 2018.

Net cash used in investing activities was $53 million for the three months ended March 31, 2019, compared to $67 million for the three months ended March 31, 2018. The decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures of $21 million compared to the prior year period, offset by a $7 million unfavorable variance in cash received from and cash invested in unconsolidated affiliates.

Net cash used in financing activities was $3 million for the three months ended March 31, 2019, compared to $8 million for the three months ended March 31, 2018. The decrease in net cash used in financing activities for the three months ended March 31, 2019 compared with the same period in 2018 was primarily attributable to a decrease in repayments on long-term debt.

Changes in Financial Condition

The following information summarizes our working capital as of March 31, 2019 and December 31, 2018:

(Dollars in millions)	March 31, 2019	December 31, 2018	Increase (Decrease)	Percent Change
Cash and cash equivalents	$80	$165	$(85)	(52)%
Accounts receivable, net	400	351	49	14%
Accounts receivable from affiliates	10	—	10	NM
Inventories	503	538	(35)	(7)%
Prepaid expenses	17	20	(3)	(15)%
Other current assets	53	51	2	4%
Total current assets	$1,063	$1,125	$(62)	(6)%
Accounts payable	331	382	(51)	(13)%
Accounts payable to affiliates	15	18	(3)	(17)%
Accrued liabilities	124	135	(11)	(8)%
Current operating lease liability	10	—	10	NM
Current portion of debt	7	8	(1)	(13)%
Total current liabilities	$487	$543	$(56)	(10)%
Working capital	$576	$582	$(6)	(1)%

Our working capital decreased by $6 million as a result of the net impact of the following significant changes:

•	Cash and cash equivalents decreased by $85 million primarily due to outflows of $29 million from operating activities, $53 million from investing activities and $3 million from financing activities.

•	Accounts receivable increased by $49 million primarily due to seasonally higher revenues in the first quarter of 2019 compared to the fourth quarter of 2018.

•	Inventory decreased $35 million reflecting lower levels of raw material at March 31, 2019 as compared to the prior year end.

•
Accrued liabilities decreased by $11 million primarily due to a reduction in accrued interest and accrued payroll which is a reflection of the timing of the payments versus the amounts accrued at March 31, 2019 as compared to December 31, 2018.

•
Current operating lease liability increased by $10 million as a result of the adoption of ASU No. 2016-02, Leases (Topic 842) in the first quarter of 2019. See "Note 2. Recently Issued Accounting Pronouncements" for further discussion of the implementation of this accounting standard.

Financing Arrangements

For a discussion of financing arrangements see "Note 8. Debt" of the notes to unaudited condensed consolidated financial statements.

Restructuring, Impairment and Plant Closing and Transition Costs

For a discussion of our restructuring plans and the costs involved, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

Legal Proceedings

For a discussion of legal proceedings, see "Note 12. Commitments and Contingencies—Legal Matters" of the notes to unaudited condensed consolidated financial statements.

Environmental, Health and Safety Matters

As noted in the 2018 Form 10-K, specifically within "Part I. Item 1. Business—Environmental, Health and Safety Matters" and "Part I. Item 1A. Risk Factors," we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see "Note 13. Environmental, Health and Safety Matters" of the notes to unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements. There have been no changes to our critical accounting policies or estimates. See the Company’s critical accounting policies in "Part 2. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in the 2018 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates, and commodity prices. We manage these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. We do not invest in derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk through the structure of our debt portfolio which includes a mix of fixed and floating rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest-bearing liabilities.

The carrying value of our floating rate debt is $363 million at March 31, 2019. A hypothetical 1% increase in interest rates on our floating rate debt as of March 31, 2019 would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At March 31, 2019 and December 31, 2018, we had $102 million and $89 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

During 2019, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $4 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of March 31, 2019 and December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on December 1, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. The first two of the three cases have been consolidated into a single action, and we expect the third to be consolidated with them as well. The plaintiffs seek to determine that the proceeding should be certified as a class action and to obtain alleged compensatory damages, costs, rescission and equitable relief. We may be required to indemnify our executive officers and directors, Huntsman, and the banks who acted as underwriters in our IPO and secondary offerings, for losses incurred by them in connection with these matters pursuant to our agreements with such parties. Because of the early stage of this litigation, we are unable to reasonably estimate any possible loss or range of loss and we have not accrued for a loss contingency with regard to this matter.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" of our 2018 Form 10-K.

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

VENATOR MATERIALS PLC (Registrant)

Date:	May 9, 2019	By:	/s/ Kurt D. Ogden
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Date:	May 9, 2019	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller