Form 10-Q
period 2019-06-30
Venator Materials PLC
filed 2019-08-06
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
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
44 (0) 1740 608 001
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
Yes ☐ No ☑
_________________________________
As of July 30, 2019, the registrant had outstanding 106,558,572 ordinary shares, $0.001 par value per share.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than historical or current factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, construction cost estimates, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety ("EHS") matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," "estimates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.
Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•	volatile global economic conditions;

•	cyclical and volatile TiO2 product applications;

•	highly competitive industries and the need to innovate and develop new products;

•	industry production capacity and operating rates;

•
our ability to successfully transfer production of certain specialty and differentiated products from our Pori, Finland manufacturing facility to other sites within our manufacturing network and the costs associated with such transfer and the closure of the facility;

•	economic conditions and regulatory changes following the likely exit of the United Kingdom (the "U.K.") from the European Union ("EU");

•	increased manufacturing regulations for some of our products, including the outcome of the pending potential classification of TiO2 as a carcinogen in the EU or any increased regulatory scrutiny;

•	planned and unplanned production shutdowns, turnarounds, outages and other disruptions at our or our suppliers' manufacturing facilities;

•	our ability to cover costs from production disruptions, including construction costs and lost revenue, with insurance proceeds;

•	fluctuations in currency exchange rates and tax rates;

•	impacts on the markets for our products and the broader global economy from the imposition of tariffs by the U.S. and other countries;

•	price volatility or interruptions in supply of raw materials and energy;

•	our ability to realize financial and operational benefits from our business improvement plans and initiatives;

•	changes to laws, regulations or the interpretation thereof;

•	our ability to successfully grow and transform our business, including by way of acquisitions, divestments and restructuring initiatives;

•	differences in views with our joint venture participants;

•	high levels of indebtedness;

•	EHS laws and regulations;

•	our ability to obtain future capital on favorable terms;

•	seasonal sales patterns in our product markets;

•	our ability to successfully defend legal claims against us, or to pursue legal claims against third parties;

•	our ability to adequately protect our critical information technology systems;

•	our ability to comply with expanding data privacy regulations;

•	failure to maintain effective internal controls over financial reporting and disclosure;

•	our indemnification of Huntsman and other commitments and contingencies;

•	financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners;

•	failure to enforce our intellectual property rights;

•	our ability to effectively manage our labor force; and

•	conflicts, military actions, terrorist attacks, cyber-attacks and general instability.

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

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$50	$165
Accounts receivable (net of allowance for doubtful accounts of $5, each)(a)	423	351
Inventories(a)	508	538
Prepaid expenses	9	20
Other current assets	66	51
Total current assets	1,056	1,125
Property, plant and equipment, net(a)	965	994
Operating lease right-of-use assets	41	—
Intangible assets, net(a)	23	16
Investment in unconsolidated affiliates	87	83
Deferred income taxes	189	178
Other noncurrent assets	93	89
Total assets	$2,454	$2,485
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$299	$382
Accounts payable to affiliates	14	18
Accrued liabilities(a)	116	135
Current operating lease liability	9	—
Current portion of debt(a)	32	8
Total current liabilities	470	543
Long-term debt	738	740
Operating lease liability	34	—
Other noncurrent liabilities	292	313
Noncurrent payable to affiliates	34	34
Total liabilities	1,568	1,630
Commitments and contingencies (Notes 12 and 13)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 and 106 issued and outstanding, respectively	—	—
Additional paid-in capital	1,319	1,316
Retained deficit	(78)	(96)
Accumulated other comprehensive loss	(362)	(373)
Total Venator Materials PLC shareholders' equity	879	847
Noncontrolling interest in subsidiaries	7	8
Total equity	886	855
Total liabilities and equity	$2,454	$2,485

(a)
At June 30, 2019 and December 31, 2018, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $3 and $5 of cash and cash equivalents; $4 and $5 of accounts receivable, net; $1 each of inventories; $5 each of property, plant and equipment, net; $13 and $14 of intangible assets, net; $1 each of accounts payable; $3 and $4 of accrued liabilities; and $2 each of current portion of debt. See "Note 6. Variable Interest Entities."

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Trade sales, services and fees, net	$578	$626	$1,140	$1,248
Cost of goods sold	511	193	997	647
Operating expenses:
Selling, general and administrative	45	56	93	110
Restructuring, impairment, and plant closing and transition costs	—	136	12	145
Other operating (income) expense, net	—	(10)	7	(13)
Total operating expenses	45	182	112	242
Operating income	22	251	31	359
Interest expense	(13)	(14)	(27)	(27)
Interest income	3	4	6	7
Other income	1	2	2	4
Income before income taxes	13	243	12	343
Income tax benefit (expense)	9	(45)	8	(65)
Net income	22	198	20	278
Net income attributable to noncontrolling interests	(1)	(2)	(2)	(4)
Net income attributable to Venator	$21	$196	$18	$274

Per Share Data:
Income attributable to Venator Materials PLC ordinary shareholders, basic	$0.20	$1.84	$0.17	$2.58
Income attributable to Venator Materials PLC ordinary shareholders, diluted	$0.20	$1.84	$0.17	$2.57

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$22	$198	$20	$278
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(13)	(115)	(2)	(58)
Pension and other postretirement benefits adjustments	4	4	8	7
Hedging instruments	1	12	5	5
Total other comprehensive (loss) income, net of tax	(8)	(99)	11	(46)
Comprehensive income	14	99	31	232
Comprehensive income attributable to noncontrolling interest	(1)	(2)	(2)	(4)
Comprehensive income attributable to Venator	$13	$97	$29	$228

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2019	106	$—	$1,316	$(96)	$(373)	$8	$855
Net (loss) income	—	—	—	(3)	—	1	(2)
Other comprehensive income, net of tax	—	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	1	—	1	—	—	—	1
Balance, March 31, 2019	107	$—	$1,317	$(99)	$(354)	$8	$872
Net income	—	—	—	21	—	1	22
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, June 30, 2019	107	$—	$1,319	$(78)	$(362)	$7	$886

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2018	106	$—	$1,311	$67	$(283)	$10	$1,105
Net income	—	—	—	78	—	2	80
Other comprehensive income, net of tax	—	—	—	—	53	—	53
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, March 31, 2018	106	$—	$1,312	$145	$(230)	$10	$1,237
Net income	—	—	—	196	—	2	198
Other comprehensive loss, net of tax	—	—	—	—	(99)	—	(99)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, June 30, 2018	106	$—	$1,313	$341	$(329)	$9	$1,334

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in millions)	2019	2018
Operating Activities:
Net income	$20	$278
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	55	69
Deferred income taxes	(12)	28
Noncash restructuring and impairment charges	(2)	133
Other, net	8	2
Changes in operating assets and liabilities:
Accounts receivable	(77)	(56)
Inventories	30	(46)
Prepaid expenses	10	9
Other current assets	(2)	(14)
Other noncurrent assets	—	(1)
Accounts payable	(44)	(17)
Accrued liabilities	(18)	(59)
Other noncurrent liabilities	(18)	(21)
Net cash (used in) provided by operating activities	(50)	305
Investing Activities:
Capital expenditures	(83)	(167)
Cash received from unconsolidated affiliates	20	14
Investment in unconsolidated affiliates	(24)	(9)
Cash received from notes receivable	6	—
Other, net	(1)	—
Net cash used in investing activities	(82)	(162)
Financing Activities:
Net borrowings under ABL Facility	24	—
Repayment of third-party debt	(2)	(9)
Dividends paid to noncontrolling interests	(3)	(5)
Other, net	(2)	—
Net cash provided by (used in) financing activities	17	(14)
Effect of exchange rate changes on cash	—	(13)
Net change in cash and cash equivalents	(115)	116
Cash and cash equivalents at beginning of period	165	238
Cash and cash equivalents at end of period	$50	$354

Supplemental cash flow information:
Cash paid for interest	$23	$25
Cash paid for income taxes	3	20
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of June 30, 2019 and 2018, respectively	$26	$49

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

In the notes to unaudited condensed consolidated financial statements, all dollar and share amounts, except per share amounts, in tabulations are in millions unless otherwise indicated.

Recent Developments

On April 26, 2019, we acquired intangible assets related to the European paper laminates product line from Tronox Limited ("Tronox") for a purchase price of €8 million payable as follows: €1 million upon completion of the acquisition and the remaining €7 million in two installments over two years. A note payable for $8 million is included within accrued liabilities and other noncurrent liabilities on our unaudited condensed consolidated balance sheets at June 30, 2019.

Note 2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

Effective January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) using the modified retrospective approach which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The adoption of this ASU did not result in a cumulative effect adjustment to the opening balance of retained earnings. This ASU requires substantially all leases to be recognized on the balance sheet as right-of-use assets ("ROU assets") and lease obligations. Additional qualitative and quantitative disclosures are also required. Adoption of the new standard resulted in the recording of an operating lease ROU asset of $47 million and a lease liability of $49 million. The adoption of this ASU did not have a material impact on our condensed consolidated statements of operations or cash flows. Our accounting for finance leases remained substantially unchanged.

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

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This standard is effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated statement of comprehensive income.

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

We determine if an arrangement is a lease or contains a lease at inception. Certain leases contain renewal options that can extend the term of the lease for one year or more. Our leases have remaining lease terms of up to 93 years, some of which include options to extend the lease term for up to 20 years. Options are recognized as part of our ROU assets and lease liabilities when it is reasonably certain that we will extend that option. Sublease arrangements and leases with residual value guarantees, sale leaseback terms or material restrictive covenants, are immaterial. Lease payments include fixed and variable lease components. Variable components are derived from usage or market-based indices, such as the consumer price index. As of June 30, 2019, we do not have leases initiated but not yet commenced which are expected to commence during the remainder of 2019.

The components of lease expense were as follows:

Lease Cost	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$3	$7
Finance lease cost:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	—	—
Short-term lease cost	—	1

Supplemental balance sheet information related to leases was as follows:

Leases	As of June 30, 2019
Assets
Operating Lease Right-of-Use Assets	$41

Finance Lease Right-of-Use Assets, at cost	$13
Accumulated Depreciation	(4)
Finance Lease Right-of-Use Assets, net	$9

Liabilities
Operating Lease Obligation
Current	$9
Non-Current	34
Total Operating Lease Liabilities	$43

Finance Lease Obligation
Current	$1
Non-Current	8
Total Finance Lease Liabilities	$9

Cash paid for amounts included in the present value of operating lease liabilities were as follows:

Cash Flow Information	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating cash flows from operating leases	$3	$7
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	—	—

Lease Term and Discount Rate	As of June 30, 2019
Weighted average remaining lease term (years)
Operating leases	12.5
Finance leases	7.3
Weighted average discount rate
Operating leases	7.2%
Financing leases	5.2%

Maturities of lease liabilities were as follows:

June 30, 2019	Operating Leases	Finance Leases	Total
2019 (remaining)	$6	$1	$7
2020	10	2	12
2021	8	1	9
2022	6	1	7
2023	4	1	5
After 2023	38	4	42
Total lease payments	$72	$10	$82
Less: Interest	29	1	30
Present value of lease liabilities	$43	$9	$52

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

Note 4. Revenue

We generate substantially all of our revenues through sales of inventory in the open market and via long-term supply agreements. At contract inception, we assess the goods promised in our contracts and identify a performance obligation for each promise to transfer to the customer a good that is distinct. In substantially all cases, a contract has a single performance obligation to deliver a promised good to the customer. Revenue is recognized when the performance obligations under the terms of our contracts are satisfied. Generally, this occurs at the time of shipping, at which point the control of the goods transfers to the customer. Further, in determining whether control has transferred, we consider if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferred goods. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We have elected to account for all shipping and handling activities as fulfillment costs. We recognize these costs for shipping and handling when control over products have transferred to the customer as an expense in cost of goods sold. We have also elected to expense commissions when incurred as the amortization period of the commission asset that we would have otherwise recognized is less than one year.

The following table disaggregates our revenue by major geographical region for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$215	$49	$264	$428	$104	$532
North America	88	65	153	165	122	287
Asia	92	22	114	184	43	227
Other	44	3	47	87	7	94
Total Revenues	$439	$139	$578	$864	$276	$1,140

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$229	$59	$288	$470	$117	$587
North America	80	78	158	151	155	306
Asia	96	30	126	192	57	249
Other	50	4	54	98	8	106
Total Revenues	$455	$171	$626	$911	$337	$1,248

The following table disaggregates our revenue by major product line for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$439	$—	$439	$864	$—	$864
Color Pigments	—	70	70	—	140	140
Functional Additives	—	33	33	—	65	65
Timber Treatment	—	31	31	—	60	60
Water Treatment	—	5	5	—	11	11
Total Revenues	$439	$139	$578	$864	$276	$1,140

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$455	$—	$455	$911	$—	$911
Color Pigments	—	84	84	—	166	166
Functional Additives	—	39	39	—	80	80
Timber Treatment	—	41	41	—	78	78
Water Treatment	—	7	7	—	13	13
Total Revenues	$455	$171	$626	$911	$337	$1,248

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

Note 5. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$163	$165
Work in process	62	56
Finished goods	283	317
Total	$508	$538

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

•
Viance, LLC ("Viance") is our 50%-owned joint venture with DuPont de Nemours, Inc. Viance markets timber treatment products for Venator. We have determined that the activity that most significantly impacts Viance’s economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at June 30, 2019, the joint ventures’ assets, liabilities and results of operations are included in Venator’s unaudited condensed consolidated financial statements.

The revenues, income before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$25	$35	$47	$66
Income before income taxes	3	5	5	9
Net cash provided by operating activities	4	3	6	12

Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Company-wide Restructuring

In January 2019, we implemented a plan to reduce costs and improve efficiency of certain company-wide functions. As part of the program, we recorded restructuring expense of $1 million and $4 million for the three and six months ended June 30, 2019, all of which related to workforce reductions. We expect that additional costs related to this plan will be immaterial.

Titanium Dioxide Segment

In July 2016, we implemented a plan to close our Umbogintwini, South Africa Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $1 million, each, for the three and six months ended June 30, 2019 and $1 million and $2 million for the three and six months ended June 30, 2018, respectively, all of which related to plant shutdown costs. We expect further charges as part of this program to be immaterial.

In March 2017, we implemented a plan to close the white end finishing and packaging operation of our Titanium Dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. As part of the program, we recorded restructuring expense of $1 million and $2 million for the three and six months ended June 30, 2019, respectively, and $4 million and $9 million for the three and six months ended June 30, 2018, respectively, all of which related to plant shutdown costs. We expect to incur additional plant shutdown costs of approximately $5 million through 2020.

In September 2018, we implemented a plan to close our Pori, Finland Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring gain of $3 million for the three months ended June 30, 2019, of which a gain of $14 million related to early settlement of contractual obligation was partially offset by $8 million of accelerated depreciation, $2 million related to employee benefits, and $1 million related to plant shutdown costs. This restructuring gain consists of a noncash gain of $6 million partially offset by $3 million of cash expense. We recorded restructuring expense of $3 million for the six months ended June 30, 2019, of which a gain of $14 million related to early settlement of contractual obligation was offset by $11 million of accelerated depreciation, $4 million related to employee benefits, and $2 million related to plant shutdown costs. This restructuring expense consists of $6 million of cash expense and a noncash gain, net, of $3 million. We expect to incur additional charges of approximately $112 million through the end of 2024, of which $24 million relates to accelerated depreciation, $78 million relates to plant shut down costs, $8 million relates to other employee costs and $2 million related to the write off of other assets. Future charges consist of $26 million of noncash costs and $86 million of cash costs.

Performance Additives Segment

In September 2017, we implemented a plan to close our Performance Additives manufacturing facilities in St. Louis, Missouri and Easton, Pennsylvania. As part of the program, we recorded restructuring expense of nil for the three and six months ended June 30, 2019. We recorded restructuring expense of $5 million and $8 million for the three and six months ended June 30, 2018, respectively. We do not expect to incur any additional charges as part of this program.

In August 2018, we implemented a plan to close our Performance Additives manufacturing site in Beltsville, Maryland. As part of the program, we recorded restructuring expense of $1 million and $2 million for the three and six months ended June 30, 2019, all of which related to accelerated depreciation. We do not expect to incur any additional charges as part of this program.

In May 2018, we implemented a plan to close portions of our Performance Additives manufacturing facility in Augusta, Georgia. As part of the program, we recorded restructuring expense of nil for the three and six months ended June 30, 2019. We recorded restructuring expense of $127 million for the three and six months ended June 30, 2018, of which $125 million related to accelerated depreciation, $1 million related to other noncash charges and $1 million related to cash charges. We do not expect to incur any additional charges as part of this program.

Accrued Restructuring and Plant Closing and Transition Costs

As of June 30, 2019 and December 31, 2018, accrued restructuring and plant closing and transition costs by type of cost and year of initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2018	$32	$—	$32
2019 charges for 2018 and prior initiatives	5	5	10
2019 charges for 2019 initiatives	4	—	4
2019 payments for 2018 and prior initiatives	(19)	(5)	(24)
2019 payments for 2019 initiatives	(3)	—	(3)
Accrued liabilities as of June 30, 2019	$19	$—	$19
Current portion of restructuring reserves	8	$—	8
Long-term portion of restructuring reserve	11	—	11

(1)	The total workforce reduction reserves of $19 million relate to the termination of 258 positions, of which 12 positions had been terminated but not yet paid as of June 30, 2019.

(2)	Accrued liabilities remaining at June 30, 2019 and December 31, 2018 by year of initiatives were as follows:

	June 30, 2019	December 31, 2018
2017 initiatives and prior	$9	$18
2018 initiatives	9	14
2019 initiatives	1	—
Total	$19	$32

Our restructuring accruals are all related to our Titanium Dioxide segment.

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to major cost type of restructuring charges and impairment of assets for the three and six months ended June 30, 2019 and 2018 by initiative are provided below:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Cash charges	$6	$14
Early settlement of contractual obligation	(14)	(14)
Accelerated depreciation	8	12
Total 2019 Restructuring, Impairment and Plant Closing and Transition Costs	$—	$12

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Cash charges	$6	$12
Accelerated depreciation	129	132
Other noncash charges	1	1
Total 2018 Restructuring, Impairment and Plant Closing and Transition Costs	$136	$145

Note 8. Debt

Outstanding debt, net of debt issuance costs of $14 million and $13 million as of June 30, 2019 and December 31, 2018, respectively, consisted of the following:

	June 30, 2019	December 31, 2018
Senior Notes	$371	$370
Term Loan Facility	363	365
Other	36	13
Total debt	770	748
Less: short-term debt and current portion of long-term debt	32	8
Long-term debt	$738	$740

The estimated fair value of the Senior Notes was $345 million and $300 million as of June 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Term Loan Facility was $365 million and $355 million as of June 30, 2019 and December 31, 2018, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

We have $24 million in aggregate principal outstanding under our ABL Facility. The fair value of our borrowings under the ABL Facility approximates the carrying amount due to the short term nature of the borrowing.

The weighted average interest rate on our outstanding balances under the Senior Notes and Term Loan Facility as of June 30, 2019 was approximately 5%.

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

On June 20, 2019 the ABL facility was increased to an aggregate principal amount of up to $350 million, with no change to the maturity dates.

Availability to borrow the $350 million of commitments under the ABL Facility is subject to a borrowing base calculation comprised of accounts receivable and inventory in the U.S., Canada, the U.K., Germany and accounts receivable in France and Spain, that fluctuate and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. As a result, the aggregate amount available for extensions of credit under the ABL Facility at any time is the lesser of $350 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the ABL Facility at such time.

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

The changes in the fair value of the swaps are deferred in other comprehensive income and subsequently recognized in other income in the unaudited condensed consolidated statement of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was $11 million and $6 million at June 30, 2019 and December 31, 2018, respectively, and was recorded as other noncurrent assets on our unaudited condensed consolidated balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the six months ended June 30, 2019 and 2018, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $5 million, each. As of June 30, 2019, accumulated other comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risks associated with foreign currency exposure. At June 30, 2019 and December 31, 2018, we had $79 million and $89 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax benefit of $9 million and income tax expense of $45 million, respectively, for the three months ended June 30, 2019 and 2018, respectively, and income tax benefit of $8 million and income tax expense of $65 million for the six months ended June 30, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Pursuant to the Tax Matters Agreement dated August 7, 2017, entered into by and among Venator Materials PLC and Huntsman (the "Tax Matters Agreement") at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $34 million. As of June 30, 2019 and December 31, 2018, this "Noncurrent payable to affiliates" was $34 million, each, on our unaudited condensed consolidated balance sheets. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Venator Materials PLC ordinary shareholders	$21	$196	$18	$274
Denominator:
Weighted average shares outstanding	106.6	106.4	106.5	106.4
Dilutive share-based awards	—	0.3	—	0.4
Total weighted average shares outstanding, including dilutive shares	106.6	106.7	106.5	106.8

For the three and six months ended June 30, 2019, the number of anti-dilutive employee share-based awards excluded from the computation of diluted earnings per share was 2 million, each. For the three and six months ended June 30, 2018, the number of anti-dilutive employee share-based awards excluded from the computation of dilutive earnings per share was nil, each.

Note 12. Commitments and Contingencies

Legal Proceedings

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County (the "Dallas District Court"), by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on December 1, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. A fourth case was filed in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust on July 31, 2019, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants.

The plaintiffs in these cases seek to determine that the proceedings should be certified as class actions and to obtain alleged compensatory damages, costs, rescission and equitable relief. The cases filed in the Dallas District Court have been consolidated into a single action.

On May 8, 2019, we filed a “special appearance” in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on the motions, but no ruling has been made following the hearing.

We may be required to indemnify our executive officers and directors, Huntsman, and the banks who acted as underwriters in our IPO and secondary offerings, for losses incurred by them in connection with these matters pursuant to our agreements with such parties. Because of the early stage of this litigation, we are unable to reasonably estimate any possible loss or range of loss and we have not accrued for a loss contingency with regard to these matters.

Tronox Litigation

On April 26, 2019, we acquired intangible assets related to the European paper laminates product line from Tronox. A separate agreement with Tronox entered into on July 14, 2018 requires that Tronox promptly pay us a “break fee” of $75 million upon the consummation of Tronox’s merger with The National Titanium Dioxide Company Limited (“Cristal”) once the sale of the European paper laminates business to us was consummated, if the sale of Cristal’s Ashtabula manufacturing complex to us was not completed. The deadline for such payment was May 13, 2019. On April 26, 2019, Tronox publicly stated that it believes it is not obligated to pay the break fee.

On May 14, 2019, we commenced a lawsuit in the Delaware Superior Court against Tronox arising from Tronox's breach of its obligation to pay the break fee. We are seeking a judgment for $75 million, plus pre- and post-judgment interest, and reasonable attorneys' fees and costs. On June 17, 2019, Tronox filed an answer denying that it is obligated to pay the break fee and asserting affirmative defenses and counterclaims of approximately $400 million, alleging that we failed to negotiate the purchase of the Ashtabula complex in good faith. Because of the early stage of this litigation, we are unable to reasonably estimate any possible gain, loss or range of gain or loss and we have not made any accrual with regard to this matter.

Neste Engineering Services Matter

We are party to an arbitration proceeding initiated by Neste Engineering Services Oy (“NES”) on December 19, 2018 for payment of invoices allegedly due of approximately €14 million in connection with the delivery of services by NES to the Company in respect of the Pori site rebuild project. These invoices were accrued in full on our unaudited condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018. We are contesting the validity of these invoices and filed counterclaims against NES on March 8, 2019. The timetable for the arbitration has not yet been set. On July 2, 2019, NES separately instigated a lawsuit in Finland for €1.6 million of unpaid invoices, which we also intend to contest.

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

Note 13. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2019 and 2018, our capital expenditures for EHS matters totaled $8 million and $3 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of June 30, 2019 and December 31, 2018, we had environmental reserves of $10 million and $12 million, respectively.

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

Pori Remediation

In connection with our previously announced intention to close our TiO2 manufacturing facility in Pori, Finland, we expect to incur environmental costs related to the cleanup of the facility upon its eventual closure, including remediation and closure costs. While we do not currently have enough information to be able to estimate the range of potential costs for the closure of this facility, these costs could be material to our unaudited condensed consolidated financial statements.

Note 14. Other Comprehensive Income

Other comprehensive income consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2019	$(96)	$(278)	$(5)	$6	$(373)	$—	$(373)
Other comprehensive (loss) income before reclassifications, gross	(2)	—	—	5	3	—	3
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	8	—	—	8	—	8
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(2)	8	—	5	11	—	11
Ending balance, June 30, 2019	$(98)	$(270)	$(5)	$11	$(362)	$—	$(362)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2018	$(6)	$(267)	$(5)	$(5)	$(283)	$—	$(283)
Other comprehensive (loss) income before reclassifications, gross	(58)	—	—	5	(53)	—	(53)
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	7	—	—	7	—	7
Tax expense	—	—	—	—	—	—	—
Net current-period other (loss) comprehensive income	(58)	7	—	5	(46)	—	(46)
Ending balance, June 30, 2018	$(64)	$(260)	$(5)	$—	$(329)	$—	$(329)

(a)	Amounts are net of tax of nil as of June 30, 2019 and January 1, 2019, each.

(b)	Amounts are net of tax of $50 million as of June 30, 2019 and January 1, 2019, each.

(c)	See table below for details about the amounts reclassified from accumulated other comprehensive loss.

(d)	Amounts are net of tax of nil as of June 30, 2018 and January 1, 2018, each.

(e)	Amounts are net of tax of $52 million as of June 30, 2018 and January 1, 2018, each.

	Three months ended June 30,		Six months ended June 30,		Affected line item in the statement where net income is presented
	2019	2018	2019	2018
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$4	$4	$8	$7	Other income
Prior service credit	—	—	—	—	Other income
Total amortization	4	4	8	7	Total before tax
Income tax expense	—	—	—	—	Income tax expense
Total reclassifications for the period	$4	$4	$8	$7	Net of tax

(a)	Pension and other postretirement benefit amounts in parentheses indicate credits on our unaudited condensed consolidated statements of operations.

Note 15. Operating Segment Information

We derive our revenues, earnings and cash flows from the manufacture and sale of TiO2, functional additives, color pigments, timber treatment and water treatment chemicals. We have reported our operations through our two segments, Titanium Dioxide and Performance Additives, and organized our business and derived our operating segments around differences in product lines.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Titanium Dioxide	$439	$455	$864	$911
Performance Additives	139	171	276	337
Total	$578	$626	$1,140	$1,248
Adjusted EBITDA(1)
Titanium Dioxide	$55	$147	$116	$290
Performance Additives	16	23	31	47
	71	170	147	337
Corporate and other	(10)	(13)	(26)	(23)
Total	61	157	121	314
Reconciliation of adjusted EBITDA to net income:
Interest expense	(13)	(14)	(27)	(27)
Interest income	3	4	6	7
Income tax benefit (expense)	9	(45)	8	(65)
Depreciation and amortization	(29)	(35)	(55)	(69)
Net income attributable to noncontrolling interests	1	2	2	4
Other adjustments:
Business acquisition and integration adjustments (expenses)	1	(2)	(1)	(4)
Separation expense, net	—	—	—	(1)
Loss on disposition of business/assets	—	(2)	—	(2)
Certain legal settlements and related expenses	(1)	—	(1)	—
Amortization of pension and postretirement actuarial losses	(4)	(4)	(8)	(7)
Net plant incident (costs) credits	(6)	273	(13)	273
Restructuring, impairment and plant closing and transition costs	—	(136)	(12)	(145)
Net income	$22	$198	$20	$278

(1)
Adjusted EBITDA is defined as net income/loss of Venator before interest expense, interest income, income tax expense/benefit, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) loss/gain on disposition of business/assets; (d) certain legal settlements and related expenses/gains; (e) amortization of pension and postretirement actuarial losses/gains; (f) net plant incident costs/credits; and (g) restructuring, impairment, and plant closing and transition costs/credits.

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

Recent Trends and Outlook

We expect near-term business trends in our Titanium Dioxide segment to be driven by: (i) a soft economic environment, primarily in China and Europe, including the effects of China-US trade negotiations and potential impacts from Brexit; (ii) stable sequential pricing trends with regional differences reflecting specific supply and demand balances; (iii) raw material increases; (v) volume trends to reflect historical seasonal patterns; (vi) increased sales of new TiO2 product grades; (vii) stable demand for specialty TiO2 and (viii) additional benefit through lower costs and operational improvement actions as part of our 2019 Business Improvement Program. In the Performance Additives segment, we expect near-term business trends to be driven by: (i) volume trends reflecting historical seasonal patterns; (ii) a soft economic environment, primarily in China and Europe, including the effects of China-US trade negotiations and the potential impacts from Brexit; (iii) raw material costs inflation; and (iv) stable average selling prices.
In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and are underway with the implementation, having realized $7 million of savings through the second quarter of 2019. We continue to expect that this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We expect the program will be fully implemented in 2020, ending the year at the full run-rate level.
In 2019, we expect to spend approximately $130 million on capital expenditures, which includes spending to transfer our specialty technology from our Pori, Finland site to other sites in our manufacturing network and excludes other Pori-related cash items.
We expect our corporate and other costs will be approximately $55 million in 2019.

Results of Operations

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$578	$626	(8%)	$1,140	$1,248	(9%)
Cost of goods sold	511	193	165%	997	647	54%
Operating expenses(4)	45	46	(2%)	100	97	3%
Restructuring, impairment and plant closing and transition costs	—	136	(100%)	12	145	(92%)
Operating income	22	251	(91%)	31	359	(91%)
Interest expense, net	(10)	(10)	—%	(21)	(20)	(5%)
Other income	1	2	(50%)	2	4	(50%)
Income before income taxes	13	243	(95%)	12	343	(97%)
Income tax benefit (expense)	9	(45)	NM	8	(65)	NM
Net income	22	198	(89%)	20	278	(93%)
Reconciliation of net income to adjusted EBITDA:
Interest expense, net	10	10	—%	21	20	5%
Income tax (benefit) expense	(9)	45	NM	(8)	65	NM
Depreciation and amortization	29	35	(17%)	55	69	(20%)
Net income attributable to noncontrolling interests	(1)	(2)	50%	(2)	(4)	50%
Other adjustments:
Business acquisition and integration (adjustments) expenses	(1)	2		1	4
Separation expense, net	—	—		—	1
Loss on disposition of business/assets	—	2		—	2
Certain legal settlements and related expenses	1	—		1	—
Amortization of pension and postretirement actuarial losses	4	4		8	7
Net plant incident costs (credits)	6	(273)		13	(273)
Restructuring, impairment and plant closing and transition costs	—	136		12	145
Adjusted EBITDA(1)	$61	$157		$121	$314

Net cash (used in) provided by operating activities				$(50)	$305	NM
Net cash used in investing activities				(82)	(162)	(49%)
Net cash provided by (used in) financing activities				17	(14)	NM
Capital expenditures				(83)	(167)	(50%)

	Three Months Ended	Three Months Ended
(Dollars in millions, except per share amounts)	June 30, 2019	June 30, 2018
Reconciliation of net income to adjusted net income attributable to Venator Materials PLC ordinary shareholders:
Net income	$22	$198
Net income attributable to noncontrolling interests	(1)	(2)
Other adjustments:
Business acquisition and integration (adjustments) expenses	(1)	2
Loss on disposition of business/assets	—	2
Certain legal settlements and related expenses	1	—
Amortization of pension and postretirement actuarial losses	4	4
Net plant incident costs (credits)	6	(273)
Restructuring, impairment and plant closing and transition costs	—	136
Income tax adjustments(3)	(17)	24
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$14	$91

Weighted-average shares-basic	106.6	106.4
Weighted-average shares-diluted	106.6	106.7

Net income attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$0.20	$1.84
Diluted	$0.20	$1.84

Other non-GAAP measures:
Adjusted net income per share(2):
Basic	$0.13	$0.86
Diluted	$0.13	$0.85

	Six Months Ended	Six Months Ended
(Dollars in millions, except per share amounts)	June 30, 2019	June 30, 2018
Reconciliation of net income to adjusted net income attributable to Venator Materials PLC ordinary shareholders:
Net income	$20	$278
Net income attributable to noncontrolling interests	(2)	(4)
Other adjustments:
Business acquisition and integration expenses	1	4
Separation expense, net	—	1
Loss on disposition of business/assets	—	2
Certain legal settlements and related expenses	1	—
Amortization of pension and postretirement actuarial losses	8	7
Net plant incident costs (credits)	13	(273)
Restructuring, impairment and plant closing and transition costs	12	145
Income tax adjustments(3)	(25)	23
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$28	$183

Weighted-average shares-basic	106.5	106.4
Weighted-average shares-diluted	106.5	106.8

Net income attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$0.17	$2.58
Diluted	$0.17	$2.57

Other non-GAAP measures:
Adjusted net income per share(2):
Basic	$0.26	$1.72
Diluted	$0.26	$1.71

NM—Not meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income/loss before interest income/expense, net, income tax expense/benefit, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) loss/gain on disposition of business/assets; (d) certain legal settlements and related expenses/gains; (e) amortization of pension and postretirement actuarial losses/gains; (f) net plant incident costs/credits; and (g) restructuring, impairment, and plant closing and transition costs/credits. We believe that net income is the performance measure calculated and presented in accordance with generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP") that is most directly comparable to adjusted EBITDA.

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

(2)
Adjusted net income attributable to Venator Materials PLC ordinary shareholders is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) loss/gain on disposition of business/assets; (d) certain legal settlements and related expenses/gains; (e) amortization of pension and postretirement actuarial losses/gains; (f) net plant incident costs/credits; and (g) restructuring, impairment, and plant closing and transition costs/credits. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income (loss) and adjusted net income (loss) per share amounts are presented solely as supplemental information. These measures exclude similar noncash items as Adjusted EBITDA in order to assist our investors in comparing our performance from period to period and as such, bear similar risks as Adjusted EBITDA as documented in footnote (1) above. For that reason, adjusted net income and the related per share amounts, should not be considered in isolation and should be considered only to supplement analysis of U.S. GAAP results.

(3)
Prior to the second quarter of 2019, the income tax impacts, if any, of each adjusting item represented a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

Beginning in the three- and six-month periods ended June 30, 2019, income tax expense is adjusted by the amount of additional tax expense or benefit that we would accrue if we used non-GAAP results instead of GAAP results in the calculation of our tax liability, taking into consideration our tax structure. We use a normalized effective tax rate of 35%, which reflects the weighted average tax rate applicable under the various jurisdictions in which we operate. This non-GAAP tax rate eliminates the effects of non-recurring and period specific items which are often attributable to restructuring and acquisition decisions and can vary in size and frequency. This rate is subject to change over time for various reasons, including changes in the geographic business mix, valuation allowances, and changes in statutory tax rates.

We eliminate the effect of significant changes to income tax valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period. We do not adjust for insignificant changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. We believe that our revised approach enables a clearer understanding of the long term impact of our tax structure on post tax earnings.

(4)	As presented within Item 2, operating expenses includes selling, general and administrative expenses and other operating expense (income), net.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

For the three months ended June 30, 2019, net income was $22 million on revenues of $578 million, compared with net income of $198 million on revenues of $626 million for the same period in 2018. The decrease of $176 million in net income was the result of the following items:

•
Revenues for the three months ended June 30, 2019 decreased by $48 million, or 8%, as compared with the same period in 2018. The decrease was due to a $16 million decrease in revenue in our Titanium Dioxide segment and a $32 million decrease in revenue in our Performance Additives segment. See "—Segment Analysis" below.

•
Cost of goods sold for the three month period ended June 30, 2019 increased by $318 million from the same period in the prior year primarily as a result of the recognition of $325 million of insurance proceeds which was a credit to cost of goods sold in 2018.

•
Our operating expenses for the three months ended June 30, 2019 decreased by $1 million, or 2%, as compared with the same period in 2018, primarily related to a $11 million decrease in selling, general and administrative expense offset by a $10 million decrease in other operating income. The decrease in selling, general and administrative expense is primarily as the result of reductions in personnel costs while the decrease in other operating income can be attributed to the sale of carbon credits in 2018.

•
Restructuring, impairment and plant closing and transition costs for the three months ended June 30, 2019 decreased to nil from $136 million for the same period in 2018 primarily as a result of the closure of a portion of our Augusta, Georgia plant in the second quarter of 2018. For more information concerning restructuring and plant closing activities, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•
Our income tax benefit for the three months ended June 30, 2019 was $9 million compared to income tax expense of $45 million for the same period in 2018. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 10. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	June 30,
(Dollars in millions)	2019	2018
Revenues
Titanium Dioxide	$439	$455	(4%)
Performance Additives	139	171	(19%)
Total	$578	$626	(8%)
Adjusted EBITDA
Titanium Dioxide	$55	$147	(63%)
Performance Additives	16	23	(30%)
	71	170	(58%)
Corporate and other	(10)	(13)	23%
Total	$61	$157	(61%)

	Three Months Ended June 30, 2019 vs. 2018
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(9%)	(4%)	—%	9%
Performance Additives	(1%)	(3%)	1%	(16%)

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $439 million in the three months ended June 30, 2019, a decrease of $16 million, or 4%, compared to the same period in 2018. The decrease was primarily due to a 9% decline in the average TiO2 selling price and a 4% unfavorable impact from foreign currency translation partially offset by a 9% increase in sales volumes. The decrease in the average selling price was primarily attributable to lower European prices and softer business conditions in Asia Pacific. Sales volumes of functional and specialty TiO2 products increased globally and broadly across end-use applications due to higher availability of certain products and increased sales of new products.

Adjusted EBITDA for the Titanium Dioxide segment was $55 million for the three months ended June 30, 2019, a decrease of $92 million compared to the same period in 2018, or a decrease of $69 million after excluding $23 million of lost earnings attributable to our Pori, Finland TiO2 manufacturing facility, which were reimbursed through insurance proceeds in 2018. The decrease was primarily a result of lower TiO2 margins due to a lower average TiO2 selling price, higher raw material costs, and $6 million from the sale of carbon credits in the prior year period, partially offset by higher sales volumes and a $3 million benefit from our 2019 Business Improvement Program.

Performance Additives

The Performance Additives segment generated $139 million of revenues in the three months ended June 30, 2019, a decline of $32 million, or 19%, compared to the same period in 2018. The decline was primarily due to a 16% decrease in sales volumes, a 3% unfavorable impact of foreign currency translation and a 1% decrease in average selling price and was partially offset by a 1% increase from mix and other. The decline in volume was attributable to lower construction activity in North America and Europe, lower demand for certain products used in automotive, electronics and plastics applications and a discontinuation of sales of a product to a Timber Treatment customer. The average selling price declined due to the composition of sales within our functional additives and color pigments businesses.

Adjusted EBITDA in the Performance Additives segment was $16 million, a decrease of $7 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to lower sales volumes and a lower average selling price, partially offset by lower costs and a $1 million benefit from our 2019 Business Improvement Program.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $10 million, or $3 million lower in the three months ended June 30, 2019 compared to the same period in 2018, primarily as a result of the timing of corporate costs.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019, net income was $20 million on revenues of $1,140 million, compared with net income of $278 million on revenues of $1,248 million for the same period in 2018. The decrease of $108 million in net income was the result of the following items:

•
Revenues for the six months ended June 30, 2019 decreased by $108 million, or 9%, as compared with the same period in 2018. The decrease was due to a $47 million, or 5% decline in revenue in our Titanium Dioxide segment primarily related to lower average TiO2 selling prices, and a $61 million, or 18% decline in revenue in our Performance Additives segment, primarily due to lower sales volumes. See “—Segment Analysis” below.

•
Cost of goods sold for the six month period ended June 30, 2019 increased by $350 million from the same period in the prior year primarily as a result of the recognition of $325 million of insurance proceeds which was a credit to cost of goods sold in 2018.

•
Our operating expenses for the six months ended June 30, 2019 increased by $3 million, or 3%, as compared with the same period in 2018, primarily related to $13 million of carbon credits sold in 2018 and the negative affects foreign exchange rates, offset by reductions in personnel costs.

•
Restructuring, impairment and plant closing and transition costs for the six months ended June 30, 2019 decreased to $12 million from $145 million for the same period in 2018 primarily as a result of the closure of a portion of our Augusta, Georgia plant in the second quarter of 2018 and the closure of our plant in Pori, Finland beginning in the third quarter of 2018. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•
Our income tax benefit for the six months ended June 30, 2019 was $8 million compared to income tax expense of $65 million for the same period in 2018. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operated, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 10. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Six Months Ended		Percent Change Favorable (Unfavorable)
	June 30,
(Dollars in millions)	2019	2018
Revenues
Titanium Dioxide	$864	$911	(5%)
Performance Additives	276	337	(18%)
Total	$1,140	$1,248	(9%)
Segment adjusted EBITDA
Titanium Dioxide	$116	$290	(60%)
Performance Additives	31	47	(34%)
	147	337	(56%)
Corporate and other	(26)	(23)	(13%)
Total	$121	$314	(61%)

	Six Months Ended June 30, 2019 vs. 2018
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(7%)	(4%)	—%	6%
Performance Additives	(1%)	(3%)	1%	(15%)

(1)	Excludes revenues from tolling arrangements, by-products and raw materials.

(2)	Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $864 million in the six months ended June 30, 2019, a decrease of $47 million, or 5%, compared to the same period in 2018. The decline was primarily due to a 7% decrease in the average TiO2 selling price and a 4% unfavorable impact of foreign exchange rates, partially offset by a 6% increase in sales volumes. The decrease in the average selling price was primarily attributable to lower European prices and softer business conditions in Asia Pacific. Sales volumes of functional and specialty TiO2 increased globally due to higher availability of certain products and increased sales of new products.

Adjusted EBITDA for our Titanium Dioxide segment decreased $174 million for the six months ended June 30, 2019 compared to the same period in 2018, or a decrease of $143 million after excluding $41 million of lost earnings attributable to our Pori, Finland TiO2 manufacturing facility, which were reimbursed through insurance proceeds in 2018. The decrease was primarily as a result of lower TiO2 margins, due to a lower average TiO2 selling price, higher raw material costs and $13 million of carbon credits sold in the six months ended June 30, 2018, partially offset by higher sales volumes and a $5 million benefit from our 2019 Business Improvement Program.

Performance Additives

The Performance Additives segment generated $276 million of revenue in the six months ended June 30, 2019, which is $61 million, or 18%, lower compared to the same period in 2018 resulting from a 15% decrease in volumes, a 3% unfavorable impact of foreign exchange rates and a 1% decrease in the average selling price, partially offset by a 1% increase due to mix and other. Sales volumes reflect lower construction activity in North America and Europe, lower demand for certain products used in automotive, electronics and plastics applications, the impact of plant shutdowns as part of prior restructuring actions and a discontinuation of sales of a product to a Timber Treatment customer. The average selling price declined due to the composition of sales within our functional additives and color pigments businesses.

Adjusted EBITDA in our Performance Additives segment decreased by $16 million, or 34%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due lower sales volumes and a lower average selling price, partially offset by lower selling, general and administrative costs and a $2 million benefit from our Business Improvement Program.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $26 million, or $3 million higher for the six months ended June 30, 2019 than the same period in 2018 primarily as a result the timing of corporate costs and the unfavorable impact of foreign currency translation arising from weakness in the Euro versus the U.S. dollar.

Liquidity and Capital Resources

We had cash and cash equivalents of $50 million and $165 million as of June 30, 2019 and December 31, 2018, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures, will be met by available cash generated from operations and borrowings.

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

In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. On June 20, 2019 the ABL facility was increased to an aggregate principal amount of up to $350 million, with no change to the maturity dates. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of June 30, 2019 is in excess of $292 million, of which $257 million is available to be drawn.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•
Cash invested in our accounts receivable and inventory, net of accounts payable, as reflected in our unaudited condensed consolidated statements of cash flows decreased by $28 million for the six months ended June 30, 2019 as compared to the same period in the prior year. We expect volatility in our working capital components to continue due to seasonal changes in working capital throughout the year.

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

•
During the six months ended June 30, 2019, we made contributions to our pension and postretirement benefit plans of $12 million. During the remainder of 2019, we expect to contribute an additional amount of approximately $23 million to these plans.

•
We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2019, we had $19 million of accrued restructuring costs of which $8 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $28 million, including $9 million for noncash charges, and pay approximately $16 million through the remainder of 2019. For further discussion of these plans and the costs involved, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•
In the fourth quarter of 2018 we commenced additional cost reduction initiatives which are expected to provide approximately $40 million of annual adjusted EBITDA benefit compared to 2018. We expect actions will be complete in 2020, ending the year at the full run-rate level.

•
On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. We are in the process of closing our Pori, Finland, TiO2 manufacturing facility and transferring the production of specialty and differentiated product grades to other sites within our existing network. In the first half of 2019, we had capital expenditures of $35 million related to project wind-down and closure costs. We intend to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors.

•
We have $734 million in aggregate principal outstanding consisting of $371 million of 5.75% Senior Notes due 2025, and a $363 million Term Loan Facility. In addition we have $24 million in aggregate principal outstanding under our ABL Facility. See further discussion under "Financing Arrangements."

As of June 30, 2019 and December 31, 2018, we had $32 million and $8 million, respectively, classified as current portion of debt.

As of June 30, 2019 and December 31, 2018, we had $13 million and $36 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of June 30, 2019, our non-U.K. subsidiaries have no plan to distribute funds in a manner that would cause them to be subject to U.K., or other local country taxation. In the first quarter of 2019, a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to a 5% withholding tax.

Cash Flows for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net cash used in operating activities was $50 million for the six months ended June 30, 2019 while net cash provided by operating activities was $305 million for the six months ended June 30, 2018. The unfavorable variance in net cash from operating activities for the six months ended June 30, 2019 compared with the same period in 2018 was primarily attributable to a $258 million decrease in net income as described in "—Results of Operations" above, a $135 million unfavorable variance in noncash restructuring and impairment charges, a $40 million unfavorable variance in deferred income taxes, offset by a $86 million favorable variance in operating assets and liabilities for 2019 as compared with the same period in 2018.

Net cash used in investing activities was $82 million for the six months ended June 30, 2019, compared to $162 million for the six months ended June 30, 2018. The decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures of $84 million as a result of higher capital expenditures related to our TiO2 manufacturing facility in Pori, Finland in the prior year period.

Net cash provided by financing activities was $17 million for the six months ended June 30, 2019, compared to $14 million used in financing activities for the six months ended June 30, 2018. The decrease in net cash used in financing activities for the six months ended June 30, 2019 compared with the same period in 2018 was primarily attributable to $24 million of proceeds from issuance of short-term debt and a $7 million decrease in repayment of long-term debt.

Changes in Financial Condition

The following information summarizes our working capital as of June 30, 2019 and December 31, 2018:

(Dollars in millions)	June 30, 2019	December 31, 2018	Increase (Decrease)	Percent Change
Cash and cash equivalents	$50	$165	$(115)	(70%)
Accounts receivable, net	423	351	72	21%
Inventories	508	538	(30)	(6%)
Prepaid expenses	9	20	(11)	(55%)
Other current assets	66	51	15	29%
Total current assets	$1,056	$1,125	$(69)	(6%)
Accounts payable	299	382	(83)	(22%)
Accounts payable to affiliates	14	18	(4)	(22%)
Accrued liabilities	116	135	(19)	(14%)
Current operating lease liability	9	—	9	NM
Current portion of debt	32	8	24	300%
Total current liabilities	$470	$543	$(73)	(13%)
Working capital	$586	$582	$4	1%

Our working capital increased by $4 million as a result of the net impact of the following significant changes:

•
Cash and cash equivalents decreased by $115 million primarily due to outflows of $50 million from operating activities, and $82 million from investing activities, partially offset by inflows of $17 million provided by financing activities.

•	Accounts receivable increased by $72 million primarily due to seasonally higher revenues in the second quarter of 2019 compared to the fourth quarter of 2018.

•
Inventory decreased $30 million reflecting lower levels of finished goods at June 30, 2019 as compared to the prior year end as a result of seasonality and efforts across the organization to manage inventory levels.

•	Accounts payable decreased by $83 million primarily as a result of the timing of cash payments versus receipt of raw materials and a $44 million reduction in capital accruals.

•	Current portion of debt increased by $24 million primarily due to the issuance of short-term debt in the second quarter of 2019 compared to the fourth quarter of 2018.

•
Accrued liabilities decreased by $19 million primarily due to a reduction in accrued interest and accrued payroll which is a reflection of the timing of the payments versus the amounts accrued at June 30, 2019 as compared to December 31, 2018.

•
Current operating lease liability increased by $9 million as a result of the adoption of ASU No. 2016-02, Leases (Topic 842) in the first quarter of 2019. See "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements for further discussion of the implementation of this accounting standard.

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

The carrying value of our floating rate debt is $363 million at June 30, 2019. A hypothetical 1% increase in interest rates on our floating rate debt as of June 30, 2019 would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At June 30, 2019 and December 31, 2018, we had $79 million and $89 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

During 2019, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $5 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of June 30, 2019 and December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County (the "Dallas District Court"), by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on December 1, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. A fourth case was filed in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust on July 31, 2019, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants.

The plaintiffs in these cases seek to determine that the proceedings should be certified as class actions and to obtain alleged compensatory damages, costs, rescission and equitable relief. The cases filed in the Dallas District Court have been consolidated into a single action.

On May 8, 2019, we filed a “special appearance” in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on the motions, but no ruling has been made following the hearing.

We may be required to indemnify our executive officers and directors, Huntsman, and the banks who acted as underwriters in our IPO and secondary offerings, for losses incurred by them in connection with these matters pursuant to our agreements with such parties. Because of the early stage of this litigation, we are unable to reasonably estimate any possible loss or range of loss and we have not accrued for a loss contingency with regard to these matters.

Tronox Litigation

On April 26, 2019, we acquired intangible assets related to the European paper laminates business from Tronox. A separate agreement with Tronox entered into on July 14, 2018 requires that Tronox promptly pay us a “break fee” of $75 million upon the consummation of Tronox’s merger with Cristal once the sale of the European paper laminates business to us was consummated, if the sale of Cristal’s Ashtabula manufacturing complex to us was not completed. The deadline for such payment was May 13, 2019. On April 26, 2019, Tronox publicly stated that it believes it is not obligated to pay the break fee.

On May 14, 2019, we commenced a lawsuit in the Delaware Superior Court against Tronox arising from Tronox's breach of its obligation to pay the break fee. We are seeking a judgment for $75 million, plus pre- and post-judgment interest, and reasonable attorneys' fees and costs. On June 17, 2019, Tronox filed an answer denying that it is obligated to pay the break fee and asserting affirmative defenses and counterclaims of approximately $400 million, alleging that we failed to negotiate the purchase of the Ashtabula complex in good faith. Because of the early stage of this litigation, we are unable to reasonably estimate any possible gain, loss or range of gain or loss and we have not made any accrual with regard to this matter.

Huelva, Spain EHS Matters

On April 28, 2019, a release of acidic effluent occurred at our Huelva facility in Spain impacting an adjacent watercourse and soils. Remediation work has been undertaken following the incident. We are fully cooperating with the regulatory authorities investigating this matter. Because of the early stage of this investigation we are unable to reasonably estimate any sanction that may be imposed by the local regulator, Junta de Andalucia, however we believe that such sanctions could exceed $100,000.

On June 20 2019, a release of nitrous oxide gas occurred at our Huelva facility in Spain. The gas cloud quickly dissipated but temporarily created an off-site visual impact. We are fully cooperating with the regulatory authorities investigating this matter. Because of the early stage of this investigation we are unable to reasonably estimate any sanction that may be imposed by Junta de Andalucia, however we believe that such sanctions could exceed $100,000.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" of our 2018 Form 10-K. In addition to the risk factors noted in the Form 10‑K, the following risk factor is applicable to us:

Restrictions on disposal of waste from our manufacturing processes could result in higher costs and negatively impact our ability to operate our manufacturing facilities.

Our manufacturing processes generate byproducts, some of which are saleable and others of which are not and must be reused or disposed of as waste. The storage, transportation, reuse and disposal of waste are generally regulated by governmental authorities in the jurisdictions in which we operate. If existing arrangements for reuse or disposal of waste cease to be available to us, as a result of new rules, regulations or interpretations thereof, exhaustion of reclamation activities, landfill closures, or otherwise, we will need to find new arrangements for reuse or disposal, which could result in increased costs to us and negatively impact our consolidated financial statements. For example, gypsum is generated by our TiO2 manufacturing facilities that use the sulfate process, such as those at Scarlino, Italy and Telok Kalong, Malaysia. The gypsum from our Scarlino facility is currently used in the reclamation of a nearby former quarry. We are currently seeking an extension of our existing permit which, if granted, would allow the facility to continue to use the material to reclaim the site for approximately 16 months and we intend to seek an additional extension thereafter to the extent physical capacity remains available. We are also currently pursuing replacement options for sale, reuse and/or disposal of gypsum produced at the Scarlino facility. Such options generally require governmental approval and there can be no assurance that such approvals will be received in a timely manner or at all. Failure to find viable new disposal arrangements for our manufacturing byproducts, including those originating at our Scarlino, Italy site, could significantly impact our manufacturing operations, up to and including the temporary or permanent closure of related manufacturing facilities.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "+" indicates a management contract or compensatory plan.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	Exhibit	Filing Date
10.1	First Incremental Amendment to Revolving Credit Agreement, dated as of June 20, 2019, by and among Venator Materials PLC, the borrowers and guarantors party thereto, the incremental lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	8-K	10.1	June 24, 2019
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENATOR MATERIALS PLC (Registrant)

Date:	August 6, 2019	By:	/s/ Kurt D. Ogden
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Date:	August 6, 2019	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller