Form 10-Q
period 2019-09-30
Venator Materials PLC
filed 2019-11-06
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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
Yes ☐ No ☑
_________________________________
As of October 30, 2019, the registrant had outstanding 106,564,828 ordinary shares, $0.001 par value per share.

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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•volatile global economic conditions;
•cyclical and volatile TiO2 product applications;
•highly competitive industries and the need to innovate and develop new products;
•industry production capacity and operating rates;
•our ability to successfully transfer production of certain specialty and differentiated products from our Pori, Finland manufacturing facility to other sites within our manufacturing network and the costs associated with such transfer and the planned closure of the facility;
•economic conditions and regulatory changes following the likely exit of the United Kingdom (the "U.K.") from the European Union ("EU");
•increased manufacturing, labeling and waste disposal regulations associated with some of our products, including the outcome of the pending potential classification of TiO2 as a carcinogen in the EU, or any increased regulatory scrutiny;

•planned and unplanned production shutdowns, turnarounds, outages and other disruptions at our or our suppliers' manufacturing facilities;
•our ability to cover costs from production disruptions, including construction costs and lost revenue, with insurance proceeds;
•fluctuations in currency exchange rates and tax rates;
•impacts on the markets for our products and the broader global economy from the imposition of tariffs by the U.S. and other countries;
•price volatility or interruptions in supply of raw materials and energy;
•our ability to realize financial and operational benefits from our business improvement plans and initiatives;
•changes to laws, regulations or the interpretation thereof;
•our ability to successfully grow and transform our business, including by way of acquisitions, divestments and restructuring initiatives;
•differences in views with our joint venture participants;
•high levels of indebtedness;
•EHS laws and regulations;
•our ability to obtain future capital on favorable terms;
•seasonal sales patterns in our product markets;
•our ability to successfully defend legal claims against us, or to pursue legal claims against third parties;
•our ability to adequately protect our critical information technology systems;
•our ability to comply with expanding data privacy regulations;
•failure to maintain effective internal controls over financial reporting and disclosure;
•our indemnification of Huntsman and other commitments and contingencies;
•financial difficulties and related problems experienced by our customers, vendors, suppliers and other business partners;
•failure to enforce our intellectual property rights;
•our ability to effectively manage our labor force; and
•conflicts, military actions, terrorist attacks, cyber-attacks and general instability.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents(a)	$40	$165
Accounts receivable (net of allowance for doubtful accounts of $4 and $5, respectively)(a)	358	351
Accounts receivable from affiliates	8	—
Inventories(a)	496	538
Prepaid expenses	24	20
Other current assets	64	51
Total current assets	990	1,125
Property, plant and equipment, net(a)	936	994
Operating lease right-of-use assets(a)	42	—
Intangible assets, net(a)	22	16
Investment in unconsolidated affiliates	84	83
Deferred income taxes	181	178
Other noncurrent assets	75	89
Total assets	$2,330	$2,485
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$273	$382
Accounts payable to affiliates	14	18
Accrued liabilities(a)	108	135
Current operating lease liability(a)	8	—
Current portion of debt(a)	16	8
Total current liabilities	419	543
Long-term debt	737	740
Operating lease liability(a)	35	—
Other noncurrent liabilities	260	313
Noncurrent payable to affiliates	34	34
Total liabilities	1,485	1,630
Commitments and contingencies (Notes 12 and 13)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 and 106 issued and outstanding, respectively	—	—
Additional paid-in capital	1,321	1,316
Retained deficit	(97)	(96)
Accumulated other comprehensive loss	(387)	(373)
Total Venator Materials PLC shareholders' equity	837	847
Noncontrolling interest in subsidiaries	8	8
Total equity	845	855
Total liabilities and equity	$2,330	$2,485

(a) At September 30, 2019 and December 31, 2018, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $5 each of cash and cash equivalents; $5 each of accounts receivable, net; $1 each of inventories; $5 each of property, plant and equipment, net; $1 and nil of operating lease right-of-use assets; $12 and $14 of intangible assets, net; $1 each of accounts payable; $2 and $4 of accrued liabilities; $1 and nil of operating lease liabilities; and $2 each of current portion of debt. See "Note 6. Variable Interest Entities."

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Trade sales, services and fees, net	$526	$533	$1,666	$1,781
Cost of goods sold	464	463	1,461	1,110
Operating expenses:
Selling, general and administrative	45	52	138	162
Restructuring, impairment, and plant closing and transition costs	12	428	24	573
Other operating expense (income), net	5	5	12	(8)
Total operating expenses	62	485	174	727
Operating (loss) income	—	(415)	31	(56)
Interest expense	(13)	(14)	(40)	(41)
Interest income	3	4	9	11
Other income	1	4	3	8
(Loss) income before income taxes	(9)	(421)	3	(78)
Income tax (expense) benefit	(8)	55	—	(10)
Net (loss) income	(17)	(366)	3	(88)
Net income attributable to noncontrolling interests	(2)	(2)	(4)	(6)
Net loss attributable to Venator	$(19)	$(368)	$(1)	$(94)

Per Share Data:
Loss attributable to Venator Materials PLC ordinary shareholders, basic	$(0.18)	$(3.46)	$(0.01)	$(0.88)
Loss attributable to Venator Materials PLC ordinary shareholders, diluted	$(0.18)	$(3.46)	$(0.01)	$(0.88)

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net (loss) income	$(17)	$(366)	$3	$(88)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(34)	9	(36)	(49)
Pension and other postretirement benefits adjustments	4	3	12	10
Hedging instruments	5	—	10	5
Total other comprehensive (loss) income, net of tax	(25)	12	(14)	(34)
Comprehensive loss	(42)	(354)	(11)	(122)
Comprehensive income attributable to noncontrolling interest	(2)	(2)	(4)	(6)
Comprehensive loss attributable to Venator	$(44)	$(356)	$(15)	$(128)

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2019	106	$—	$1,316	$(96)	$(373)	$8	$855
Net (loss) income	—	—	—	(3)	—	1	(2)
Other comprehensive income, net of tax	—	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	1	—	1	—	—	—	1
Balance, March 31, 2019	107	$—	$1,317	$(99)	$(354)	$8	$872
Net income	—	—	—	21	—	1	22
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, June 30, 2019	107	$—	$1,319	$(78)	$(362)	$7	$886
Net (loss) income	—	—	—	(19)	—	2	(17)
Other comprehensive loss, net of tax	—	—	—	—	(25)	—	(25)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, September 30, 2019	107	$—	$1,321	$(97)	$(387)	$8	$845

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2018	106	$—	$1,311	$67	$(283)	$10	$1,105
Net income	—	—	—	78	—	2	80
Other comprehensive income, net of tax	—	—	—	—	53	—	53
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, March 31, 2018	106	$—	$1,312	$145	$(230)	$10	$1,237
Net income	—	—	—	196	—	2	198
Other comprehensive loss, net of tax	—	—	—	—	(99)	—	(99)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, June 30, 2018	106	$—	$1,313	$341	$(329)	$9	$1,334
Net (loss) income	—	—	—	(368)	—	2	(366)
Other comprehensive loss, net of tax	—	—	—	—	12	—	12
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, September 30, 2018	106	$—	$1,314	$(27)	$(317)	$9	$979

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in millions)	2019	2018
Operating Activities:
Net income (loss)	$3	$(88)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	82	102
Deferred income taxes	(5)	(6)
Noncash restructuring and impairment charges	5	539
Noncash loss (gain) on foreign currency transactions	4	(4)
Other, net	7	7
Changes in operating assets and liabilities:
Accounts receivable	(28)	(14)
Inventories	27	(67)
Prepaid expenses	(5)	(9)
Other current assets	(1)	(17)
Other noncurrent assets	(1)	(1)
Accounts payable	(72)	(18)
Accrued liabilities	(16)	(94)
Other noncurrent liabilities	(36)	(24)
Net cash (used in) provided by operating activities	(36)	306
Investing Activities:
Capital expenditures	(110)	(272)
Cash received from unconsolidated affiliates	33	25
Investment in unconsolidated affiliates	(35)	(19)
Cash received from notes receivable	12	—
Other, net	(1)	—
Net cash used in investing activities	(101)	(266)
Financing Activities:
Net borrowings on notes payable	9	—
Repayment of third-party debt	(4)	(10)
Proceeds from the termination of cross currency swap contracts	15	—
Dividends paid to noncontrolling interests	(4)	(7)
Other, net	(3)	—
Net cash provided by (used in) financing activities	13	(17)
Effect of exchange rate changes on cash	(1)	(10)
Net change in cash and cash equivalents	(125)	13
Cash and cash equivalents at beginning of period	165	238
Cash and cash equivalents at end of period	$40	$251

Supplemental cash flow information:
Cash paid for interest	$41	$41
Cash paid for income taxes	4	28
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of September 30, 2019 and 2018, respectively	$28	$50

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

Basis of Presentation

Our unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes to consolidated and combined financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 for our Company.

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

We determine if an arrangement is a lease or contains a lease at inception. Certain leases contain renewal options that can extend the term of the lease for one year or more. Our leases have remaining lease terms of up to 92 years, some of which include options to extend the lease term for up to 20 years. Options are recognized as part of our ROU assets and lease liabilities when it is reasonably certain that we will extend that option. Sublease arrangements and leases with residual value guarantees, sale leaseback terms or material restrictive covenants, are immaterial. Lease payments include fixed and variable lease components. Variable components are derived from usage or market-based indices, such as the consumer price index. As of September 30, 2019, we do not have leases initiated but not yet commenced which are expected to commence during the remainder of 2019.

The components of lease expense were as follows:

Lease Cost	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$3	$10
Finance lease cost:
Amortization of right-of-use assets	—	1
Interest on lease liabilities	—	—
Short-term lease cost	—	1

Supplemental balance sheet information related to leases was as follows:

Leases	As of September 30, 2019
Assets
Operating Lease Right-of-Use Assets	$42

Finance Lease Right-of-Use Assets, at cost	$13
Accumulated Depreciation	(4)
Finance Lease Right-of-Use Assets, net	$9

Liabilities
Operating Lease Obligation
Current	$8
Non-Current	35
Total Operating Lease Liabilities	$43

Finance Lease Obligation
Current	$1
Non-Current	9
Total Finance Lease Liabilities	$10

Cash paid for amounts included in the present value of operating lease liabilities were as follows:

Cash Flow Information	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating cash flows from operating leases	$3	$10
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	—	—

Lease Term and Discount Rate	As of September 30, 2019
Weighted average remaining lease term (years)
Operating leases	12.7
Finance leases	7.1
Weighted average discount rate
Operating leases	7.1%
Financing leases	5.2%

Maturities of lease liabilities were as follows:

September 30, 2019	Operating Leases	Finance Leases	Total
2019 (remaining)	$3	$—	$3
2020	10	2	12
2021	9	1	10
2022	7	1	8
2023	4	1	5
After 2023	40	7	47
Total lease payments	$73	$12	$85
Less: Interest	30	2	32
Present value of lease liabilities	$43	$10	$53

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

Note 4. Revenue

We generate substantially all of our revenues through sales of inventory in the open market and via long-term supply agreements. At contract inception, we assess the goods promised in our contracts and identify a performance obligation for each promise to transfer to the customer a distinct good. In substantially all cases, a contract has a single performance obligation to deliver a promised good to the customer. Revenue is recognized when the performance obligations under the terms of our contracts are satisfied. Generally, this occurs at the time of shipping, at which point the control of the goods transfers to the customer. Further, in determining whether control has transferred, we consider if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferred goods. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We have elected to account for all shipping and handling activities as fulfillment costs. We recognize these costs for shipping and handling when control over products have transferred to the customer as an expense in cost of goods sold. We have also elected to expense commissions when incurred as the amortization period of the commission asset that we would have otherwise recognized is less than one year.

The following table disaggregates our revenue by major geographical region for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$192	$43	$235	$620	$147	$767
North America	80	53	133	245	175	420
Asia	85	23	108	269	66	335
Other	39	11	50	126	18	144
Total Revenues	$396	$130	$526	$1,260	$406	$1,666

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$192	$48	$240	$661	$165	$826
North America	73	68	141	225	223	448
Asia	85	21	106	278	78	356
Other	39	7	46	136	15	151
Total Revenues	$389	$144	$533	$1,300	$481	$1,781

The following table disaggregates our revenue by major product line for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$396	$—	$396	$1,260	$—	$1,260
Color Pigments	—	65	65	—	205	205
Functional Additives	—	29	29	—	94	94
Timber Treatment	—	31	31	—	91	91
Water Treatment	—	5	5	—	16	16
Total Revenues	$396	$130	$526	$1,260	$406	$1,666

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$389	$—	$389	$1,300	$—	$1,300
Color Pigments	—	71	71	—	237	237
Functional Additives	—	34	34	—	114	114
Timber Treatment	—	34	34	—	112	112
Water Treatment	—	5	5	—	18	18
Total Revenues	$389	$144	$533	$1,300	$481	$1,781

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

Note 5. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$159	$165
Work in process	47	56
Finished goods	290	317
Total	$496	$538

Note 6. Variable Interest Entities

We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

•Pacific Iron Products Sdn Bhd is our 50%-owned joint venture with Coogee Chemicals that manufactures products for Venator. It was determined that the activities that most significantly impact its economic performance are raw material supply, manufacturing and sales. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing. As a result, we concluded that we are the primary beneficiary.

•Viance, LLC ("Viance") is our 50%-owned joint venture with DuPont de Nemours, Inc. Viance markets timber treatment products for Venator. We have determined that the activity that most significantly impacts Viance’s economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at September 30, 2019, the joint ventures’ assets, liabilities and results of operations are included in Venator’s unaudited condensed consolidated financial statements.

The revenues, income before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$24	$28	$71	$94
Income before income taxes	2	3	7	11
Net cash provided by operating activities	4	2	10	14

Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Company-wide Restructuring

In January 2019, we implemented a plan to reduce costs and improve efficiency of certain company-wide functions. As part of the program, we recorded restructuring expense of $1 million and $5 million for the three and nine months ended September 30, 2019, all of which related to workforce reductions. We expect that additional costs related to this plan will be immaterial.

Titanium Dioxide Segment

In July 2016, we implemented a plan to close our Umbogintwini, South Africa Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring expense of nil and $1 million, respectively, for the three and nine months ended September 30, 2019 and $1 million and $3 million for the three and nine months ended September 30, 2018, respectively, all of which related to plant shutdown costs. We expect further charges as part of this program to be immaterial.

In March 2017, we implemented a plan to close the white end finishing and packaging operation of our Titanium Dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. As part of the program, we recorded restructuring expense of $3 million and $5 million for the three and nine months ended September 30, 2019, respectively, and $3 million and $12 million for the three and nine months ended September 30, 2018, respectively, all of which related to plant shutdown costs. We expect to incur additional plant shutdown costs of approximately $24 million through 2022.

In September 2018, we implemented a plan to close our Pori, Finland Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $8 million for the three months ended September 30, 2019, of which $6 million was related to accelerated depreciation, $1 million related to employee benefits, and $1 million related to plant shutdown costs. This restructuring expense consists of a noncash expense of $6 million and $2 million of cash expense. We recorded restructuring expense of $11 million for the nine months ended September 30, 2019, of which a gain of $14 million related to early settlement of contractual obligation was offset by $17 million of accelerated depreciation, $5 million related to employee benefits, and $3 million related to plant shutdown costs. This restructuring expense consists of noncash net expense of $3 million and $8 million of cash expense. We recorded restructuring expense of approximately $415 million for the three and nine months ended September 30, 2018, each, of which $367 million was related to accelerated depreciation, $39 million was related to employee benefits, and $9 million was related to the write off of other assets. This restructuring expense consisted of $30 million of cash and $385 million of noncash charges. We expect to incur additional charges of approximately $114 million through the end of 2024, of which $19 million relates to accelerated depreciation, $86 million relates to plant shut down costs, $7 million relates to other employee costs and $2 million relates to the write off of other assets. Future charges consist of $21 million of noncash costs and $93 million of cash costs.

Performance Additives Segment

In September 2017, we implemented a plan to close our Performance Additives manufacturing facilities in St. Louis, Missouri and Easton, Pennsylvania. As part of the program, we recorded restructuring expense of nil for the three and nine months ended September 30, 2019. We recorded restructuring expense of $6 million and $13 million for the three and nine months ended September 30, 2018, respectively. We do not expect to incur any additional charges as part of this program.

In August 2018, we implemented a plan to close our Performance Additives manufacturing site in Beltsville, Maryland. As part of the program, we recorded restructuring expense of nil and $2 million for the three and nine months ended September 30, 2019, all of which related to accelerated depreciation. We recorded restructuring expense of nil for the three and nine months ended September 30, 2018. We do not expect to incur any additional charges as part of this program.

In May 2018, we implemented a plan to close portions of our Performance Additives manufacturing facility in Augusta, Georgia. As part of the program, we recorded restructuring expense of nil for the three and nine months ended September 30, 2019. We recorded restructuring expense of nil and $127 million for the three and nine months ended September 30, 2018, respectively, of which $125 million related to accelerated depreciation, $1 million related to other noncash charges and $1 million related to cash charges. We do not expect to incur any additional charges as part of this program.

Accrued Restructuring and Plant Closing and Transition Costs

As of September 30, 2019 and December 31, 2018, accrued restructuring and plant closing and transition costs by type of cost and year of initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2018	$32	$—	$32
2019 charges for 2018 and prior initiatives	6	9	15
2019 charges for 2019 initiatives	4	—	4
2019 payments for 2018 and prior initiatives	(22)	(8)	(30)
2019 payments for 2019 initiatives	(4)	—	(4)
Foreign currency effect on liability balance	(1)	—	(1)
Accrued liabilities as of September 30, 2019	$15	$1	$16
Current portion of restructuring reserves			8
Long-term portion of restructuring reserve			8

(1)The total workforce reduction reserves of $15 million relate to the termination of 342 positions, of which 133 positions have been terminated but require future payment as of September 30, 2019.
(2)Accrued liabilities remaining at September 30, 2019 and December 31, 2018 by year of initiatives were as follows:

	September 30, 2019	December 31, 2018
2017 initiatives and prior	$6	$18
2018 initiatives	9	14
2019 initiatives	1	—
Total	$16	$32

Our restructuring accruals are all related to our Titanium Dioxide segment.

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to major cost type of restructuring charges and impairment of assets for the three and nine months ended September 30, 2019 and 2018 by initiative are provided below:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Cash charges	$5	$19
Early settlement of contractual obligation	—	(14)
Accelerated depreciation	7	19
Total 2019 Restructuring, Impairment and Plant Closing and Transition Costs	$12	$24

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Cash charges	$22	$34
Pension related charges	24	24
Accelerated depreciation	373	505
Other noncash charges	9	10
Total 2018 Restructuring, Impairment and Plant Closing and Transition Costs	$428	$573

Note 8. Debt

Outstanding debt, net of debt issuance costs of $14 million and $13 million as of September 30, 2019 and December 31, 2018, respectively, consisted of the following:

	September 30, 2019	December 31, 2018
Senior Notes	$371	$370
Term Loan Facility	362	365
Other	20	13
Total debt	753	748
Less: short-term debt and current portion of long-term debt	16	8
Long-term debt	$737	$740

The estimated fair value of the Senior Notes was $320 million and $300 million as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Term Loan Facility was $363 million and $355 million as of September 30, 2019 and December 31, 2018, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

We had no aggregate principal outstanding under our ABL Facility as of September 30, 2019 and December 31, 2018, each.

The weighted average interest rate on our outstanding balances under the Senior Notes and Term Loan Facility as of September 30, 2019 was approximately 5%.

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

Senior Credit Facilities

On August 8, 2017, we entered into the Senior Credit Facilities that provide for first lien senior secured financing of up to $675 million, consisting of:

•the Term Loan Facility in an aggregate principal amount of $375 million, with a maturity of seven years; and
•the ABL Facility in an aggregate principal amount of up to $300 million, with a maturity of five years.

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

Other Long-Term Obligations

A note payable for $8 million, resulting from the acquisition of the intangible assets related to the paper laminates product line from Tronox Limited ("Tronox") on April 26, 2019, is included within accrued liabilities and other noncurrent liabilities on our unaudited condensed consolidated balance sheet at September 30, 2019. The note is payable in two equal installments payable annually through 2021.

Guarantees

All obligations under the Senior Credit Facilities are guaranteed by Venator and substantially all of our subsidiaries (the "Guarantors"), and are secured by substantially all of the assets of Venator and the Guarantors, in each case subject to certain exceptions. Lien priority as between the Term Loan Facility and the ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

Note 9. Derivative Instruments and Hedging Activities

To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of certain foreign currency transactions. We do not use derivative financial instruments for trading or speculative purposes.

Cross-Currency Swaps

In December 2017, we entered into three cross-currency swap agreements to convert a portion of our intercompany fixed-rate, U.S. Dollar denominated notes, including the semi-annual interest payments and the payment of remaining principal at maturity, to a fixed-rate, Euro denominated debt. The economic effect of the swap agreement was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the notes by exchanging a notional amount of $200 million at a fixed rate of 5.75% for €169 million with a fixed annual rate of 3.43%. These hedges were designated as cash flow hedges and the critical terms of the cross-currency swap agreements correspond to the underlying hedged item. These swaps mature in July 2022, which was the best estimate of the repayment date of the intercompany loans.

In August 2019, we terminated the three cross-currency interest rate swaps entered into in 2017, resulting in cash proceeds of $15 million. Concurrently, we entered into three new cross-currency interest rate swaps which notionally exchanged $200 million at a fixed rate of 5.75% for €181 million on which a weighted average rate of 3.73% is payable. The cross-currency swaps have been designated as cash flow hedges of a fixed rate U.S. Dollar intercompany loan and the economic effect is to eliminate uncertainty on the U.S. Dollar cash flows. The cross-currency swaps are set to mature in July 2024, which is the best estimate of the repayment date on the intercompany loan.

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

The changes in the fair value of the swaps are deferred in other comprehensive income and subsequently recognized in other income in the unaudited condensed consolidated statement of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was $1 million and $6 million at September 30, 2019 and December 31, 2018, respectively, and was recorded as other noncurrent assets on our unaudited condensed consolidated balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the nine months ended September 30, 2019 and 2018, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $10 million and $5 million, respectively. As of September 30, 2019, accumulated other comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risks associated with foreign currency exposure. At September 30, 2019 and December 31, 2018, we had $73 million and $89 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax expense of $8 million and income tax benefit of $55 million for the three months ended September 30, 2019 and 2018, respectively, and income tax expense of nil and of $10 million for the nine months ended September 30, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Pursuant to the Tax Matters Agreement dated August 7, 2017, entered into by and among Venator Materials PLC and Huntsman (the "Tax Matters Agreement") at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $34 million. As of September 30, 2019 and December 31, 2018, this "Noncurrent payable to affiliates" was $34 million, each, on our unaudited condensed consolidated balance sheets. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Venator Materials PLC ordinary shareholders	$(19)	$(368)	$(1)	$(94)
Denominator:
Weighted average shares outstanding	106.6	106.4	106.5	106.4
Dilutive share-based awards	—	0.3	—	0.4
Total weighted average shares outstanding, including dilutive shares	106.6	106.7	106.5	106.8

For the three and nine months ended September 30, 2019, the number of anti-dilutive employee share-based awards excluded from the computation of diluted earnings per share was 2 million, each. For the three and nine months ended September 30, 2018, the number of anti-dilutive employee share-based awards excluded from the computation of dilutive earnings per share was nil, each.

Note 12. Commitments and Contingencies

Legal Proceedings

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County (the "Dallas District Court"), by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on November 30, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. A fourth case was filed in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust on July 31, 2019, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants. A fifth case, filed by Bonnie Yoon Bishop in the U.S. District Court for the Southern District of New York, was voluntarily dismissed without prejudice on October 7, 2019. A sixth case was filed in the U.S. District Court for the Southern District of Texas by the Cambria County Employees Retirement System on September 13, 2019, making substantially the same allegations as those made by the plaintiff in the case pending in the Southern District of New York.

The plaintiffs in these cases seek to determine that the proceedings should be certified as class actions and to obtain alleged compensatory damages, costs, rescission and equitable relief.

The cases filed in the Dallas District Court have been consolidated into a single action, In re Venator Materials PLC Securities Litigation. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where we expect it to be consolidated with the case brought by the Cambria County Employees' Retirement Trust.

On May 8, 2019, we filed a “special appearance” in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On October 3, 2019, a hearing was held on our motion to dismiss under the Texas Citizens Participation Act, which was subsequently denied. On October 22, 2019, we and other defendants filed a Petition for Writ of Mandamus in the Court of Appeals for the Fifth District of Texas seeking relief from the Dallas District Court’s denial of defendants’ Rule 91a motions to dismiss. We also intend to appeal the denial of our motion to dismiss under the Texas Citizens Participation Act.

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

On May 14, 2019, we commenced a lawsuit in the Delaware Superior Court against Tronox arising from Tronox's breach of its obligation to pay the break fee. We are seeking a judgment for $75 million, plus pre- and post-judgment interest, and reasonable attorneys' fees and costs. On June 17, 2019, Tronox filed an answer denying that it is obligated to pay the break fee and asserting affirmative defenses and counterclaims of approximately $400 million, alleging that we failed to negotiate the purchase of the Ashtabula complex in good faith. Discovery is ongoing in this matter. Because of the early stage of this litigation, we are unable to reasonably estimate any possible gain, loss or range of gain or loss and we have not made any accrual with regard to this matter.

Neste Engineering Services Matter

We are party to an arbitration proceeding initiated by Neste Engineering Services Oy (“NES”) on December 19, 2018 for payment of invoices allegedly due of approximately €14 million in connection with the delivery of services by NES to the Company in respect of the Pori site rebuild project. We are contesting the validity of these invoices and filed counterclaims against NES on March 8, 2019. The timetable for the arbitration has not yet been set. On July 2, 2019, NES separately instigated a lawsuit in Finland for €1.6 million of unpaid invoices, which we also intend to contest. We are fully accrued for these invoices and they are reflected in our unaudited condensed consolidated balance sheet as of September 30, 2019.

Calais Pipeline Matter

The Region Hauts-de-France (the “Region”) has issued two duplicate title perception demands against us requiring repayment of €12 million. This sum was previously paid to us by the Region under a settlement agreement, pursuant to which we were required to move an effluent pipeline at our Calais site. We filed claims with the Administrative Court in Lille, France on February 14, 2018 and April 12, 2018, requesting orders that the demands be set aside, which suspended enforcement of the demands. On July 12, 2018, the court set aside the first demand. The second demand remains suspended, but in dispute. The parties have lodged various arguments and responses regarding the second demand with the court. The court continues to consider the matter and we anticipate that a hearing on the matter might be held during the first half of 2020. We do not believe a loss is probable and have not made an accrual with respect to this matter.

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

Note 13. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2019 and September 30, 2018, our capital expenditures for EHS matters totaled $18 million and $5 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of September 30, 2019 and December 31, 2018, we had environmental reserves of $9 million and $12 million, respectively.

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

Note 14. Other Comprehensive Income

Other comprehensive income consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2019	$(96)	$(278)	$(5)	$6	$(373)	$—	$(373)
Other comprehensive (loss) income before reclassifications, gross	(36)	—	—	10	(26)	—	(26)
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	12	—	—	12	—	12
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	12	—	10	(14)	—	(14)
Ending balance, September 30, 2019	$(132)	$(266)	$(5)	$16	$(387)	$—	$(387)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2018	$(6)	$(267)	$(5)	$(5)	$(283)	$—	$(283)
Other comprehensive (loss) income before reclassifications, gross	(49)	—	—	5	(44)	—	(44)
Tax benefit	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	10	—	—	10	—	10
Tax expense	—	—	—	—	—	—	—
Net current-period other (loss) comprehensive income	(49)	10	—	5	(34)	—	(34)
Ending balance, September 30, 2018	$(55)	$(257)	$(5)	$—	$(317)	$—	$(317)

(a)Amounts are net of tax of nil as of September 30, 2019 and January 1, 2019, each.
(b)Amounts are net of tax of $50 million as of September 30, 2019 and January 1, 2019, each.
(c)See table below for details about the amounts reclassified from accumulated other comprehensive loss.
(d)Amounts are net of tax of nil as of September 30, 2018 and January 1, 2018, each.
(e)Amounts are net of tax of $52 million as of September 30, 2018 and January 1, 2018, each.

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the statement where net income is presented
	2019	2018	2019	2018
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$3	$3	$11	$10	Other income
Prior service credit	1	—	1	—	Other income
Total amortization	4	3	12	10	Total before tax
Income tax expense	—	—	—	—	Income tax expense
Total reclassifications for the period	$4	$3	$12	$10	Net of tax

(a)Pension and other postretirement benefit amounts in parentheses indicate credits on our unaudited condensed consolidated statements of operations.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Titanium Dioxide	$396	$389	$1,260	$1,300
Performance Additives	130	144	406	481
Total	$526	$533	$1,666	$1,781
Adjusted EBITDA(1)
Titanium Dioxide	$51	$75	$167	$365
Performance Additives	13	12	44	59
	64	87	211	424
Corporate and Other	(14)	(10)	(40)	(33)
Total	50	77	171	391
Reconciliation of adjusted EBITDA to net income:
Interest expense	(13)	(14)	(40)	(41)
Interest income	3	4	9	11
Income tax (expense) benefit	(8)	55	—	(10)
Depreciation and amortization	(27)	(33)	(82)	(102)
Net income attributable to noncontrolling interests	2	2	4	6
Other adjustments:
Business acquisition and integration expenses	(2)	(5)	(3)	(9)
Separation expense, net	—	—	—	(1)
Loss on disposition of business/assets	(1)	—	(1)	(2)
Certain legal settlements and related expenses	(2)	—	(3)	—
Amortization of pension and postretirement actuarial losses	(3)	(3)	(11)	(10)
Net plant incident (costs) credits	(4)	(21)	(17)	252
Restructuring, impairment and plant closing and transition costs	(12)	(428)	(24)	(573)
Net (loss) income	$(17)	$(366)	$3	$(88)

(1)Adjusted EBITDA is defined as net income/loss of Venator before interest expense, interest income, income tax expense/benefit, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) loss/gain on disposition of business/assets; (d) certain legal settlements and related expenses/gains; (e) amortization of pension and postretirement actuarial losses/gains; (f) net plant incident costs/credits; and (g) restructuring, impairment, and plant closing and transition costs/credits.

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

Recent Trends and Outlook

We expect business trends in our Titanium Dioxide segment over the next year to be driven by: (i) a soft economic environment, primarily in China and Europe, including the effects of China-U.S. trade negotiations and potential impacts from Brexit; (ii) TiO2 pricing to reflect regional supply and demand balances and increased competition for certain products; (iii) raw material cost increases, including higher ore costs; (iv) volume trends to reflect historical seasonal patterns; (v) increased sales of new TiO2 product grades; (vi) lower utilization rates; and (vii) additional benefit through cost and operational improvement actions as part of our 2019 Business Improvement Program.

In the Performance Additives segment, we expect business trends over the next year to be driven by: (i) challenging demand environment for certain products primarily in the automotive, plastic and construction end-use applications; (ii) a soft economic environment, primarily in China and Europe, including the effects of China-U.S. trade negotiations and the potential impacts from Brexit; (iii) raw material costs inflation; and (iv) additional benefit through cost and operational improvement actions as part of our 2019 Business Improvement Program.

In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and are underway with the implementation, having realized $15 million of savings through the third quarter of 2019. We continue to expect that when fully implemented, this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We expect the program will be fully implemented in 2020, ending the year at the full run-rate level.

In 2019, total expected capital expenditures have been reduced to approximately $115 million. This includes capital expenditures relating to the transfer of our specialty technology from our Pori, Finland manufacturing site to other sites in our manufacturing network and excludes other Pori site capital expenditures.

We expect our corporate and other costs will be approximately $55 million in 2019.

In addition, within our German business we continue to evaluate whether sufficient positive evidence exists to support the recognition of its associated deferred tax assets without a valuation allowance. If we conclude there is insufficient positive evidence this could result in the recognition of a valuation allowance against net deferred tax assets of up to approximately $140 million in the next 12 months.

Results of Operations

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$526	$533	(1%)	$1,666	$1,781	(6%)
Cost of goods sold	464	463	—%	1,461	1,110	32%
Operating expenses(4)	50	57	(12%)	150	154	(3%)
Restructuring, impairment and plant closing and transition costs	12	428	(97%)	24	573	(96%)
Operating income	—	(415)	(100%)	31	(56)	NM
Interest expense, net	(10)	(10)	—%	(31)	(30)	(3%)
Other income	1	4	(75%)	3	8	(63%)
Income before income taxes	(9)	(421)	(98%)	3	(78)	NM
Income tax (expense) benefit	(8)	55	NM	—	(10)	(100%)
Net (loss) income	(17)	(366)	(95%)	3	(88)	NM
Reconciliation of net (loss) income to adjusted EBITDA:
Interest expense, net	10	10	—%	31	30	3%
Income tax expense (benefit)	8	(55)	NM	—	10	(100%)
Depreciation and amortization	27	33	(18%)	82	102	(20%)
Net income attributable to noncontrolling interests	(2)	(2)	—%	(4)	(6)	33%
Other adjustments:
Business acquisition and integration expenses	2	5		3	9
Separation expense, net	—	—		—	1
Loss on disposition of business/assets	1	—		1	2
Certain legal settlements and related expenses	2	—		3	—
Amortization of pension and postretirement actuarial losses	3	3		11	10
Net plant incident costs (credits)	4	21		17	(252)
Restructuring, impairment and plant closing and transition costs	12	428		24	573
Adjusted EBITDA(1)	$50	$77		$171	$391

Net cash (used in) provided by operating activities				$(36)	$306	NM
Net cash used in investing activities				(101)	(266)	(62%)
Net cash provided by (used in) financing activities				13	(17)	NM
Capital expenditures				(110)	(272)	(60%)

	Three Months Ended	Three Months Ended
(Dollars in millions, except per share amounts)	September 30, 2019	September 30, 2018
Reconciliation of net income to adjusted net income attributable to Venator Materials PLC ordinary shareholders:
Net loss	$(17)	$(366)
Net income attributable to noncontrolling interests	(2)	(2)
Other adjustments:
Business acquisition and integration expenses	2	5
Loss on disposition of business/assets	1	—
Certain legal settlements and related expenses	2	—
Amortization of pension and postretirement actuarial losses	3	3
Net plant incident costs	4	21
Restructuring, impairment and plant closing and transition costs	12	428
Income tax adjustments(3)	3	(55)
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$8	$34

Weighted-average shares-basic	106.6	106.4
Weighted-average shares-diluted	106.6	106.7

Net loss attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$(0.18)	$(3.46)
Diluted	$(0.18)	$(3.46)

Other non-GAAP measures:
Adjusted net income per share(2):
Basic	$0.08	$0.32
Diluted	$0.08	$0.32

	Nine months ended	Nine months ended
(Dollars in millions, except per share amounts)	September 30, 2019	September 30, 2018
Reconciliation of net income to adjusted net income attributable to Venator Materials PLC ordinary shareholders:
Net income (loss)	$3	$(88)
Net income attributable to noncontrolling interests	(4)	(6)
Other adjustments:
Business acquisition and integration expenses	3	9
Separation expense, net	—	1
Loss on disposition of business/assets	1	2
Certain legal settlements and related expenses	3	—
Amortization of pension and postretirement actuarial losses	11	10
Net plant incident costs (credits)	17	(252)
Restructuring, impairment and plant closing and transition costs	24	573
Income tax adjustments(3)	(22)	(33)
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$36	$216

Weighted-average shares-basic	106.5	106.4
Weighted-average shares-diluted	106.5	106.8

Net income attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$(0.01)	$(0.88)
Diluted	$(0.01)	$(0.88)

Other non-GAAP measures:
Adjusted net income per share(2):
Basic	$0.34	$2.03
Diluted	$0.34	$2.02

NM—Not meaningful
(1)Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income/loss before interest income/expense, net, income tax expense/benefit, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) loss/gain on disposition of business/assets; (d) certain legal settlements and related expenses/gains; (e) amortization of pension and postretirement actuarial losses/gains; (f) net plant incident costs/credits; and (g) restructuring, impairment, and plant closing and transition costs/credits. We believe that net income is the performance measure calculated and presented in accordance with generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP") that is most directly comparable to adjusted EBITDA.

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

(2)Adjusted net income attributable to Venator Materials PLC ordinary shareholders is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) loss/gain on disposition of business/assets; (d) certain legal settlements and related expenses/gains; (e) amortization of pension and postretirement actuarial losses/gains; (f) net plant incident costs/credits; and (g) restructuring, impairment, and plant closing and transition costs/credits. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

(3)Prior to the second quarter of 2019, the income tax impacts, if any, of each adjusting item represented a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

Beginning in the three and six-month periods ended June 30, 2019, income tax expense is adjusted by the amount of additional tax expense or benefit that we would accrue if we used non-GAAP results instead of GAAP results in the calculation of our tax liability, taking into consideration our tax structure. We use a normalized effective tax rate of 35%, which reflects the weighted average tax rate applicable under the various jurisdictions in which we operate. This non-GAAP tax rate eliminates the effects of non-recurring and period specific items which are often attributable to restructuring and acquisition decisions and can vary in size and frequency. This rate is subject to change over time for various reasons, including changes in the geographic business mix, valuation allowances, and changes in statutory tax rates.

We eliminate the effect of significant changes to income tax valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period. We do not adjust for insignificant changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. We believe that our revised approach enables a clearer understanding of the long-term impact of our tax structure on post tax earnings.

(4)As presented within Item 2, operating expenses includes selling, general and administrative expenses and other operating expense (income), net.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

For the three months ended September 30, 2019, net loss was $17 million on revenues of $526 million, compared with net loss of $366 million on revenues of $533 million for the same period in 2018. The decrease in net loss of $349 million was the result of the following items:

•Revenues for the three months ended September 30, 2019 decreased by $7 million, or 1%, as compared with the same period in 2018. The decrease was due to a $14 million decrease in revenue in our Performance Additives segment, partially offset by a $7 million increase in revenue in our Titanium Dioxide segment. See "—Segment Analysis" below.

•Our operating expenses for the three months ended September 30, 2019 decreased by $7 million, or 12%, as compared with the same period in 2018, primarily related to a $7 million decrease in selling, general and administrative expenses which is comprised of decreases in depreciation expense, personnel expense, and costs related to the planned closure of our Pori plant incurred during the prior year period.

•Restructuring, impairment and plant closing and transition costs for the three months ended September 30, 2019 decreased to $12 million from $428 million for the same period in 2018 primarily as a result of the planned closure of our Pori, Finland plant which commenced in the third quarter of 2018. For more information concerning restructuring and plant closing activities, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax expense for the three months ended September 30, 2019 was $8 million compared to income tax benefit of $55 million for the same period in 2018. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 10. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	September 30,
(Dollars in millions)	2019	2018
Revenues
Titanium Dioxide	$396	$389	2%
Performance Additives	130	144	(10%)
Total	$526	$533	(1%)
Adjusted EBITDA
Titanium Dioxide	$51	$75	(32%)
Performance Additives	13	12	8%
	64	87	(26%)
Corporate and Other	(14)	(10)	(40%)
Total	$50	$77	(35%)

	Three Months Ended September 30, 2019 vs. 2018
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(7%)	(2%)	(1%)	12%
Performance Additives	2%	(2%)	(2%)	(8%)

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $396 million in the three months ended September 30, 2019, an increase of $7 million, or 2%, compared to the same period in 2018. The increase was primarily due to a 12% increase in sales volumes, partially offset by a 7% decline in the average TiO2 selling price, a 2% unfavorable impact from foreign currency translation and a 1% unfavorable impact due to mix and other. Sales volumes increased compared to the prior year quarter as a result of higher sales of new products, increased product availability at certain manufacturing sites and increased demand. The decline in the average TiO2 selling price was primarily attributable to lower global average functional TiO2 prices with regional variations.

Adjusted EBITDA for the Titanium Dioxide segment was $51 million for the three months ended September 30, 2019, a decrease of $24 million compared to the same period in 2018. The decline was primarily as a result of lower TiO2 margins driven by a lower average TiO2 selling price, higher raw material costs and unfavorable fixed cost absorption related to planned maintenance. This was partially offset by higher TiO2 sales volumes and a $5 million benefit from our 2019 Business Improvement Program. In the third quarter of 2019, we had a $6 million benefit due to a change in plant utilization rates, which increased our overhead absorption and corresponding inventory valuation at certain facilities.

Performance Additives

The Performance Additives segment generated $130 million of revenues in the three months ended September 30, 2019, a decline of $14 million, or 10%, compared to the same period in 2018. The decline was primarily due to an 8% decrease in sales volumes, a 2% unfavorable impact of foreign currency translation and a 2% unfavorable impact of mix and other, partially offset by a 2% increase in the average selling price. The decline in volumes was primarily attributable to lower sales into construction-related applications, softer demand in coatings and plastics, principally related to automotive and electronics end-use applications and a discontinuation of sales of a product to a timber treatment customer. The average selling price increased due to the mix of sales within our functional additives, timber treatment and color pigments businesses.

Adjusted EBITDA in the Performance Additives segment was $13 million, an increase of $1 million for the three months ended September 30, 2019 compared to the same period in 2018. A higher average price, lower overhead costs and a $2 million benefit from our 2019 Business Improvement Program was offset by lower sales volumes. In the third quarter of 2019, we had a $2 million benefit due to a change in plant utilization rates, which increased our overhead absorption and corresponding inventory valuation at certain facilities.

Corporate and Other

Corporate and Other represents expenses which are not allocated to our segments. Losses from Corporate and Other were $14 million, or $4 million higher in the three months ended September 30, 2019 compared to the same period in 2018. This was primarily as a result of the unfavorable impact of foreign currency translation, partially offset by a $1 million benefit from our 2019 Business Improvement Program.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, net income was $3 million on revenues of $1,666 million, compared with net loss of $88 million on revenues of $1,781 million for the same period in 2018. The increase of $91 million in net income was the result of the following items:

•Revenues for the nine months ended September 30, 2019 decreased by $115 million, or 6%, as compared with the same period in 2018. The decrease was due to a $40 million, or 3% decline in revenue in our Titanium Dioxide segment primarily related to lower average TiO2 selling prices partially offset by higher volumes, and a $75 million, or 16% decline in revenue in our Performance Additives segment, primarily due to lower sales volumes. See “—Segment Analysis” below.

•Cost of goods sold for the nine months ended September 30, 2019 increased by $351 million from the same period in the prior year primarily as a result of the recognition of $325 million of insurance proceeds which was a credit to cost of goods sold in 2018.

•Our operating expenses for the nine months ended September 30, 2019 decreased by $4 million, or 3%, as compared with the same period in 2018, primarily related to a $16 million savings from personnel reductions, a $4 million decrease in other operating expenses, and a $7 million decline in depreciation expense, partially offset by a $14 million increase as a result of carbon credits sold in 2018 and an $8 million increase due to the negative impacts of foreign exchange rates.

•Restructuring, impairment and plant closing and transition costs for the nine months ended September 30, 2019 decreased to $24 million from $573 million for the same period in 2018 primarily as a result of the closure of a portion of our Augusta, Georgia plant in the second quarter of 2018 and the planned closure of our plant in Pori, Finland beginning in the third quarter of 2018. For more information concerning restructuring activities, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax expense for the nine months ended September 30, 2019 was nil compared to $10 million for the same period in 2018. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operated, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 10. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Nine Months Ended		Percent Change Favorable (Unfavorable)
	September 30,
(Dollars in millions)	2019	2018
Revenues
Titanium Dioxide	$1,260	$1,300	(3%)
Performance Additives	406	481	(16%)
Total	$1,666	$1,781	(6%)
Segment adjusted EBITDA
Titanium Dioxide	$167	$365	(54%)
Performance Additives	44	59	(25%)
	211	424	(50%)
Corporate and Other	(40)	(33)	(21%)
Total	$171	$391	(56%)

	Nine Months Ended September 30, 2019 vs. 2018
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(7%)	(4%)	—%	8%
Performance Additives	—%	(2%)	—%	(14%)

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $1,260 million in the nine months ended September 30, 2019, a decrease of $40 million, or 3%, compared to the same period in 2018. The decline was primarily due to a 7% decrease in the average TiO2 selling price and a 4% unfavorable impact of foreign exchange rates, partially offset by an 8% increase in sales volumes. The decrease in the average selling price was primarily attributable to lower European prices and softer business conditions in Asia Pacific. Sales volumes increased in both functional and specialty TiO2 due to higher availability of certain products, increased sales of new products and higher demand.

Adjusted EBITDA for our Titanium Dioxide segment decreased $198 million for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was a result of lower TiO2 margins, due to a lower average TiO2 selling price, higher raw material costs, $14 million of carbon credits sold in the nine months ended September 30, 2018 and $41 million of lost earnings attributable to our Pori, Finland TiO2 manufacturing facility, which were reimbursed through insurance proceeds in the comparable period of 2018. The decline was partially offset by higher sales volumes, a $6 million benefit due to a change in plant utilization which increased our overhead absorption rates at certain facilities and a $10 million benefit from our 2019 Business Improvement Program.

Performance Additives

The Performance Additives segment generated $406 million of revenue in the nine months ended September 30, 2019, which is $75 million, or 16%, lower compared to the same period in 2018 resulting from a 14% decrease in volumes, and a 2% unfavorable impact of foreign exchange rates. Sales volumes reflect lower construction activity in North America, softer demand for products used in automotive, electronics, plastics and coatings applications, the impact of plant shutdowns as part of prior restructuring actions and a discontinuation of sales of a product to a timber treatment customer. The average selling price remained stable compared to the prior year period due to the composition of sales within our functional additives, timber treatment and color pigments businesses.

Adjusted EBITDA in our Performance Additives segment decreased by $15 million, or 25%, for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due lower sales volumes and partially offset by lower costs, a $2 million benefit due to a change in plant utilization which increased our overhead absorption rates at certain facilities and a $4 million benefit from our Business Improvement Program.

Corporate and Other

Corporate and Other represents expenses which are not allocated to our segments. Losses from Corporate and Other were $40 million, or $7 million higher for the nine months ended September 30, 2019 than the same period in 2018 primarily as a result the timing of the unfavorable impact of foreign currency translation arising from weakness in the Euro versus the U.S. Dollar, partially offset by a $1 million benefit from our 2019 Business Improvement Program.

Liquidity and Capital Resources

We had cash and cash equivalents of $40 million and $165 million as of September 30, 2019 and December 31, 2018, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. Additionally, we believe our future obligations, including needs for capital expenditures, will be met by available cash generated from operations and borrowings.

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

In addition to the Senior Notes and the Term Loan Facility, we entered into the ABL Facility. On June 20, 2019 the ABL Facility was increased to an aggregate principal amount of up to $350 million with no change to the maturity dates. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of September 30, 2019 is in excess of $295 million, of which $285 million is available to be drawn.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•Cash invested in our accounts receivable and inventory, net of accounts payable, as reflected in our unaudited condensed consolidated statements of cash flows decreased by $26 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. We expect volatility in our working capital components to continue due to seasonal changes in working capital throughout the year.

•We expect to spend approximately $115 million on capital expenditures during 2019. Our future expenditures include certain EHS maintenance and upgrades, periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and the cost to transfer specialty and differentiated manufacturing from Pori, Finland to other sites within our manufacturing network. This excludes other Pori site capital expenditures. We expect to fund this spending with cash on hand as well as cash provided by operations and borrowings.

•During the nine months ended September 30, 2019, we made contributions to our pension and postretirement benefit plans of $27 million. During the remainder of 2019, we expect to contribute an additional amount of approximately $10 million to these plans.

•We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2019, we had $16 million of accrued restructuring costs of which $8 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $14 million, including $5 million for noncash charges, and pay approximately $12 million through the remainder of 2019. For further discussion of these plans and the costs involved, see "Note 7. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•In the fourth quarter of 2018 we commenced additional cost reduction initiatives which are expected to provide approximately $40 million of annual adjusted EBITDA benefit compared to 2018. $5 million has been paid through September 30, 2019 to implement these initiatives and is included in the restructuring expenditures discussed above. We expect to pay an additional $8 million of restructuring and capital expenditures to implement this program. We expect actions will be complete in 2020, ending the year at the full run-rate level.

•On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. We are in the process of closing our Pori, Finland, TiO2 manufacturing facility and transferring the production of specialty and differentiated product grades to other sites within our existing network. In the first nine months of 2019, we had capital expenditures of $37 million related to project wind-down and closure costs. We intend to operate the Pori facility at reduced production rates through the transition period, which is expected to last through at least 2022, subject to economic and other factors.

•In August 2019, we terminated the three cross-currency swaps entered into in 2017, resulting in cash proceeds of $15 million.

•We have $733 million in aggregate principal outstanding consisting of $371 million of 5.75% Senior Notes due 2025, and a $362 million Term Loan Facility. See further discussion under "Financing Arrangements."

As of September 30, 2019 and December 31, 2018, we had $16 million and $8 million, respectively, classified as current portion of debt.

As of September 30, 2019 and December 31, 2018, we had $14 million and $36 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of September 30, 2019, our non-U.K. subsidiaries have no plan to distribute funds in a manner that would cause them to be subject to U.K., or other local country taxation. In the first quarter of 2019, a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to a 5% withholding tax.

Cash Flows for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net cash used in operating activities was $36 million for the nine months ended September 30, 2019 while net cash provided by operating activities was $306 million for the nine months ended September 30, 2018. The unfavorable variance in net cash from operating activities for the nine months ended September 30, 2019 compared with the same period in 2018 was primarily attributable to a $534 million decrease in noncash restructuring and impairment charges as a result of the closure of a portion of our Augusta, Georgia plant and the planned closure of our Pori, Finland facility both announced in 2018 and a $20 million decrease in depreciation and amortization, partially offset by a $91 million increase in net income as described in "—Results of Operations" above and a $112 million favorable variance in operating assets and liabilities for 2019 as compared with the same period in 2018.

Net cash used in investing activities was $101 million for the nine months ended September 30, 2019, compared to $266 million for the nine months ended September 30, 2018. The decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures of $162 million as a result of higher capital expenditures related to our TiO2 manufacturing facility in Pori, Finland in the prior year period.

Net cash provided by financing activities was $13 million for the nine months ended September 30, 2019, compared to $17 million used in financing activities for the nine months ended September 30, 2018. The decrease in net cash used in financing activities for the nine months ended September 30, 2019 compared with the same period in 2018 was primarily attributable to $15 million received from the termination of a cash flow hedge derivative, $9 million of proceeds from issuance of short-term debt and a $7 million decrease in repayment of long-term debt.

Changes in Financial Condition

The following information summarizes our working capital as of September 30, 2019 and December 31, 2018:

(Dollars in millions)	September 30, 2019	December 31, 2018	Increase (Decrease)	Percent Change
Cash and cash equivalents	$40	$165	$(125)	(76%)
Accounts receivable, net	358	351	7	2%
Accounts receivable from affiliates	8	—	8	NM
Inventories	496	538	(42)	(8%)
Prepaid expenses	24	20	4	20%
Other current assets	64	51	13	25%
Total current assets	$990	$1,125	$(135)	(12%)
Accounts payable	273	382	(109)	(29%)
Accounts payable to affiliates	14	18	(4)	(22%)
Accrued liabilities	108	135	(27)	(20%)
Current operating lease liability	8	—	8	NM
Current portion of debt	16	8	8	100%
Total current liabilities	$419	$543	$(124)	(23%)
Working capital	$571	$582	$(11)	(2%)

Our working capital decreased by $11 million as a result of the net impact of the following significant changes:

•Cash and cash equivalents decreased by $125 million primarily due to outflows of $36 million from operating activities, and $101 million from investing activities, partially offset by inflows of $13 million provided by financing activities.
•Accounts receivable increased by $7 million primarily due to seasonally higher revenues in the third quarter of 2019 compared to the fourth quarter of 2018.
•Inventory decreased $42 million reflecting lower levels of finished goods at September 30, 2019 as compared to the prior year end as a result of seasonality and efforts across the organization to manage inventory levels partially offset by an $8 million increase in inventory due to a change in plant utilization rates which increased our overhead absorption and corresponding inventory valuation at certain facilities in the third quarter of 2019.
•Accounts payable decreased by $113 million primarily as a result of the timing of cash payments versus receipt of raw materials and a $42 million reduction in capital accruals.
•Accrued liabilities decreased by $27 million primarily due to a reduction in accrued interest and accrued payroll which is a reflection of the timing of the payments versus the amounts accrued at September 30, 2019 as compared to December 31, 2018.
•Current operating lease liability increased by $8 million as a result of the adoption of ASU No. 2016-02, Leases (Topic 842) in the first quarter of 2019. See "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements for further discussion of the implementation of this accounting standard.
•Current portion of debt increased by $8 million primarily due to the issuance of short-term debt during 2019.

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

The carrying value of our floating rate debt is $362 million at September 30, 2019. A hypothetical 1% increase in interest rates on our floating rate debt as of September 30, 2019 would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At September 30, 2019 and December 31, 2018, we had $73 million and $89 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

In December 2017, we entered into three cross-currency swap agreements to convert a portion of our intercompany fixed-rate, U.S. Dollar denominated notes, including the semi-annual interest payments and the payment of remaining principle at maturity, to a fixed-rate, Euro denominated debt. The economic effect of the swap agreement was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the notes by exchanging a notional amount of $200 million at a fixed rate of 5.75% for €169 million with a fixed annual rate of 3.43%. These hedges were designated as cash flow hedges and the critical terms of the cross-currency swap agreements correspond to the underlying hedged item. These swaps mature in July 2022, which was the best estimate of the repayment date of the intercompany loans.

In August 2019, we terminated the three cross-currency swaps entered into in 2017, resulting in cash proceeds of $15 million. Concurrently, we entered into three new fixed to fixed cross-currency swaps which notionally exchanged $200 million at a fixed rate of 5.75% for €181 million on which a weighted average rate of 3.73% is payable. The cross-currency swaps have been designated as cash flow hedges of a fixed rate U.S. Dollar intercompany loan and the economic effect is to eliminate uncertainty on the U.S. Dollar cash flows. The cross-currency swaps are set to mature July 2024, which is the best estimate of the repayment date on the intercompany loan.

During 2019, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $10 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of September 30, 2019 and December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as described below, during the three months ended September 30, 2019, there have been no material developments with respect to material legal proceedings referenced in “Part I. Item 3. Legal Proceedings” of our 2018 Form 10-K and in "Part II. Item 1. Legal Proceedings" of our quarterly report on Form 10-Q for the quarter ended June 30, 2019.

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County (the "Dallas District Court"), by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on November 30, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. A fourth case was filed in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust on July 31, 2019, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants. A fifth case, filed by Bonnie Yoon Bishop in the U.S. District Court for the Southern District of New York, was voluntarily dismissed without prejudice on October 7, 2019. A sixth case was filed in the U.S. District Court for the Southern District of Texas by the Cambria County Employees Retirement System on September 13, 2019, making substantially the same allegations as those made by the plaintiff in the case pending in the Southern District of New York.

The plaintiffs in these cases seek to determine that the proceedings should be certified as class actions and to obtain alleged compensatory damages, costs, rescission and equitable relief.

The cases filed in the Dallas District Court have been consolidated into a single action, In re Venator Materials PLC Securities Litigation. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where we expect it to be consolidated with the case brought by the Cambria County Employees' Retirement Trust.

On May 8, 2019, we filed a “special appearance” in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On October 3, 2019, a hearing was held on our motion to dismiss under the Texas Citizens Participation Act, which was subsequently denied. On October 22, 2019, we and other defendants filed a Petition for Writ of Mandamus in the Court of Appeals for the Fifth District of Texas seeking relief from the Dallas District Court’s denial of defendants’ Rule 91a motions to dismiss. We also intend to appeal the denial of our motion to dismiss under the Texas Citizens Participation Act.

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

On May 14, 2019, we commenced a lawsuit in the Delaware Superior Court against Tronox arising from Tronox's breach of its obligation to pay the break fee. We are seeking a judgment for $75 million, plus pre- and post-judgment interest, and reasonable attorneys' fees and costs. On June 17, 2019, Tronox filed an answer denying that it is obligated to pay the break fee and asserting affirmative defenses and counterclaims of approximately $400 million, alleging that we failed to negotiate the purchase of the Ashtabula complex in good faith. Discovery is ongoing in this matter. Because of the early stage of this litigation, we are unable to reasonably estimate any possible gain, loss or range of gain or loss and we have not made any accrual with regard to this matter.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" of our 2018 Form 10-K and in "Part II. Item 1A. Risk Factors" to of our quarterly report on Form 10-Q for the quarter ended June 30, 2019. In addition to these risk factors, the following risk factors are applicable to us:

The classification of TiO2 as a Category 2 Carcinogen in the EU, or any increased regulatory scrutiny, could decrease demand for our products and subject us to manufacturing and waste disposal regulations that could significantly increase our costs.

The EU has adopted the Globally Harmonised System of the United Nations for a uniform system for the classification, labelling and packaging of chemical substances in Regulation (EC) No 1272/2008 (the "CLP"). Pursuant to the CLP, an EU Member State can propose a classification for a substance to the European Chemicals Agency ("ECHA"), which upon review by ECHA’s Committee for Risk Assessment (the "RAC"), can be submitted to the European Commission for adoption by regulation. On May 31, 2016, the French Agency for Food, Environmental and Occupational Health and Safety ("ANSES") submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen presumed to have carcinogenic potential for humans by inhalation. On June 8, 2017, the RAC announced its preliminary conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for "suspected human carcinogens") for humans by inhalation. The RAC published their final opinion on September 14, 2017, which proposed that TiO2 be classified as a Category 2 carcinogen by inhalation. In addition, the RAC proposed a note in their opinion to the effect that coated particles must be evaluated to assess whether a higher category (Category 1B or 1A) should be applied and additional routes of exposure (oral or dermal) should be included. After discussion with Member States and stakeholders, the European Commission concluded without a vote of the Member States that the classification of TiO2 as a Category 2 Carcinogen under the CLP Regulation is an appropriate measure. The European Commission first presented the proposed wording for the Entry of TiO2 in Annex VI to the CLP Regulation on June 12, 2018, and this wording has since been further amended. The latest version was published in the draft Commission Delegated Regulation on October 4, 2019 and would apply to TiO2 in powder form meeting the size criteria in the proposed note. This classification is subject to further clarification. The regulation has been sent for scrutiny by the European Parliament and the Council of the EU, and the scrutiny period will come to an end in early December 2019. Until the final regulation enters into effect, the text of the proposed entry, and in particular the proposed notes, may be changed and such changes may affect the impact of the classification on various downstream use applications and our manufacturing operations, including the impact on the disposal of waste from our facilities. If no objections are raised, it will enter into force 20 days after its publication in the Official Journal of the European Union and will apply as of the date 18 months after its publication. Member States, however, may choose to apply the regulation at any time after publication.

Adoption of the Category 2 Carcinogen classification will require that many end-use products manufactured with TiO2 be classified and labeled as containing a potentially carcinogenic component, which could negatively impact public perception of products containing TiO2. Such classification would also affect our manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. In addition, any classification, use restriction, or authorization requirement for use imposed by ECHA could trigger heightened regulatory scrutiny in countries outside the EU based on health or safety grounds, which could have a wider adverse impact geographically on market demand for and prices of TiO2 or other products containing TiO2 and increase our compliance obligations outside the EU. Any increased regulatory scrutiny could affect consumer sentiment or limit the marketability of and demand for TiO2 or products containing TiO2, which could have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. Pursuant to the proposed regulation, the classification could also require that all waste meeting the powder specifications in the proposed note be handled as hazardous waste, as separately determined by each Member State, which could result in significant impacts on our customers’ products, wastes from our operations and the implementation of Circular Economy efforts within the EU. It is also possible that heightened regulatory scrutiny could lead to claims by consumers of such products alleging adverse health impacts. Finally, the classification of TiO2 as a Category 2 Carcinogen could lead the ECHA to evaluate other products with similar particle characteristics (such as iron oxides or functional additives) for human carcinogenic potential by inhalation, which may ultimately have similar negative impacts on other products within our portfolio.

Sales of TiO2 in the EU represented 44% of our revenues for the year ended December 31, 2018.

Restrictions on disposal of waste from our manufacturing processes could result in higher costs and negatively impact our ability to operate our manufacturing facilities.

Our manufacturing processes generate byproducts, some of which are saleable and others of which are not and must be reused or disposed of as waste. Storage, transportation, reuse and disposal of waste are generally regulated by governmental authorities in the jurisdictions in which we operate. If existing arrangements for reuse or disposal of waste cease to be available to us, as a result of new rules, regulations or interpretations thereof, exhaustion of reclamation activities, landfill closures, or otherwise, we will need to find new arrangements for reuse or disposal, which could result in increased costs to us and negatively impact our consolidated financial statements. For example, gypsum is generated by our TiO2 manufacturing facilities that use the sulfate process, such as those at Scarlino, Italy and Teluk Kalong, Malaysia. The gypsum from our Scarlino facility is currently used in the reclamation of a nearby former quarry. We received an extension of our existing permit, which will allow the facility to continue to use the material to reclaim the site for approximately 13 months and we are seeking an additional extension to the extent physical capacity remains available. We are also currently pursuing replacement options for sale, reuse and/or disposal of gypsum produced at the Scarlino facility. Such options generally require governmental approval and there can be no assurance that such approvals will be received in a timely manner or at all. Any classification of our waste material as hazardous is likely to have an adverse impact on obtaining such approvals. Failure to find viable new disposal arrangements for our manufacturing byproducts, including those originating at our Scarlino, Italy site, could significantly impact our manufacturing operations, up to and including the temporary or permanent closure of related manufacturing facilities.

In addition, in connection with the classification in the European Union of TiO2 as a Category 2 Carcinogen, Member States could require that all waste mixtures in a powder form meeting the specifications in the proposed note be classified as hazardous waste. This could result in significant changes to how wastes from our operations in Europe (including at our Scarlino, Italy site and elsewhere) are handled, including additional or more stringent manufacturing regulations, labelling requirements, transportation logistics, and other requirements regarding the ability to reuse or sell byproducts, or otherwise dispose of such materials. Any such regulations could have a significant impact on our manufacturing operations and results of operations.

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

VENATOR MATERIALS PLC (Registrant)

Date:	November 6, 2019	By:	/s/ Kurt D. Ogden
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Date:	November 6, 2019	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller