Form 10-K
period 2019-12-31
Venator Materials PLC
filed 2020-03-12
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38176
Venator Materials PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1373159
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
Titanium House, Hanzard Drive, Wynyard Park,
Stockton-On-Tees, TS22 5FD, United Kingdom
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the ordinary shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $5.29 on June 28, 2019 reported by the New York Stock Exchange) was approximately $287,092,796.
As of March 10, 2020, the registrant had outstanding 106,735,634 ordinary shares, $0.001 par value per share.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders may be incorporated by reference into Part III of this Form 10-K. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

VENATOR MATERIALS PLC AND SUBSIDIARIES
2019 ANNUAL REPORT ON FORM 10-K

GENERAL
Except when the context otherwise requires or where otherwise indicated, (1) all references to "Venator," the "Company," "we," "us" and "our" refer to Venator Materials PLC and its subsidiaries, or, as the context requires, the historical Pigments and Additives business of Huntsman, (2) all references to "Huntsman" refer to Huntsman Corporation, our former parent company, and its subsidiaries, (3) all references to the "Titanium Dioxide" segment or business refer to the titanium dioxide ("TiO2") business of Venator, or, as the context requires, the historical Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (4) all references to the "Performance Additives" segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, or, as the context requires, the Pigments and Additives segment of Huntsman and the related operations and assets, liabilities and obligations, (5) all references to "other businesses" refer to certain businesses that Huntsman retained in connection with the separation and that are reported as discontinued operations in our consolidated and combined financial statements, (6) we refer to the internal reorganization prior to our initial public offering on August 3, 2017 (the "IPO"), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, the entry into the senior secured term loan facility (the "Term Loan Facility"), the asset-based revolving facility (the "ABL Facility" and together with the Term Loan Facility, the "Senior Credit Facilities") and the 5.75% senior notes due 2025 (the "Senior Notes"), including the use of the net proceeds of the Senior Credit Facilities and the Senior Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the "separation," which was completed on August 8, 2017, and (7) the "Rockwood acquisition" refers to Huntsman’s acquisition of the performance and additives and TiO2 businesses of Rockwood Holdings, Inc. ("Rockwood") completed on October 1, 2014.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information set forth in this report contains "forward-looking statements" within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, construction cost estimates, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, share repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; legal proceedings, environmental, health and safety ("EHS") matters, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," "estimates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.
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
•high levels of indebtedness;
•our ability to maintain sufficient working capital to fund our operations and capital expenditures, and service our debt;
•our ability to obtain future capital on favorable terms;
•planned and unplanned production shutdowns, turnarounds, outages and other disruptions at our or our suppliers' manufacturing facilities;
•any changes to the prices at which we purchase raw materials and energy, any interruptions in supply of raw materials and energy, or any changes in regulations impacting raw materials and our supply chain;

•increased manufacturing, labeling and waste disposal regulations associated with some of our products, including the classification of TiO2 as a carcinogen in the European Union ("EU") or any increased regulatory scrutiny;
•our ability to successfully grow and transform our business including by way of acquisitions, divestments and restructuring activities;
•our ability to successfully transfer production of certain specialty and differentiated products formerly produced at our Pori, Finland manufacturing facility to other sites within our manufacturing network;
•fluctuations in currency exchange rates and tax rates;
•our ability to adequately protect our critical information technology systems;
•impacts on the markets for our products and the broader global economy from the imposition of tariffs by the U.S. and other countries;
•our ability to realize financial and operational benefits from our business improvement plans and initiatives;
•changes to laws, regulations or the interpretation thereof;
•differences in views with our joint venture participants;
•EHS laws and regulations;
•our ability to successfully defend legal claims against us, or to pursue legal claims against third parties;
•economic conditions and regulatory changes following the exit of the United Kingdom (the "U.K.") from the EU;
•seasonal sales patterns in our product markets;
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
•our ability to effectively manage our labor force; and
•the effects of public health crises, such as the COVID-19 coronavirus, on the global economy, our business, employees, supply chain and customers
•conflicts, military actions, terrorist attacks, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus, cyber-attacks and general instability.

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in the "Part I. Item 1A. Risk Factors."

PART I
ITEM 1. BUSINESS
Overview
We are a leading global manufacturer and marketer of chemical products that improve the quality of life for downstream consumers and promote a sustainable future. Our products comprise a broad range of innovative chemicals and formulations that bring color and vibrancy to a variety of applications, protect and extend product life, and reduce energy consumption. We market our products globally to a diversified group of industrial customers through two segments: Titanium Dioxide, which consists of our TiO2 business, and Performance Additives, which consists of our functional additives, color pigments, timber treatment and water treatment businesses. We are a leading global producer in many of our key product lines, including those within TiO2, color pigments and functional additives, a leading North American producer of timber treatment products and a leading European producer of water treatment products. Headquartered in Wynyard, U.K., we employ approximately 4,000 associates worldwide and sell our products in more than 110 countries. We became an independent publicly traded company following our IPO and separation from Huntsman Corporation in August 2017.
We operate in a variety of end markets, including industrial and architectural paints and coatings, plastics, construction materials, paper, printing inks, pharmaceuticals, food, cosmetics, fibers and films and personal care. Within these end markets, our products serve approximately 4,100 customers globally. Our production capabilities allow us to manufacture a broad range of high quality functional TiO2 products as well as specialty and differentiated TiO2 products that provide critical performance for our customers and sell at a premium for certain end-use applications. Our functional additives, color pigments and timber treatment products provide essential properties for our customers’ end-use applications by enhancing the color and appearance of construction materials and delivering performance benefits in other applications such as corrosion and fade resistance, water repellence and flame suppression. We believe that our global footprint and broad product offerings differentiate us from our competitors and allow us to better meet our customers’ needs.
For the year ended December 31, 2019, we had total revenues of $2,130 million. Adjusted EBITDA for the year ended December 31, 2019 was $194 million, which includes $197 million from our Titanium Dioxide segment and $47 million from our Performance Additives segment.
Our Titanium Dioxide and Performance Additives segments have evolved in recent years through certain site closures, reductions in operating costs and new product introductions. We have a well-established position in each of the industries in which we operate. We continue to implement business improvements within our Titanium Dioxide and Performance Additives segments which are expected to provide incremental benefit in our earnings as these programs are achieved.

The table below summarizes the key products, end markets and applications, representative customers, revenues and sales information by segment as of December 31, 2019.

For additional information about our business segments, including related financial information, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 26. Operating Segment Information" and "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Our Business
Venator manufactures high quality TiO2, functional additives, color pigments, timber treatment and water treatment products. Our broad product range, coupled with our ability to develop and supply specialized products into technically exacting end-use applications, has positioned us as a leader in the markets we serve. We are a leader in the specialty and differentiated TiO2 industry segments, which includes products that sell at a premium and have more stable margins than functional TiO2. We also have complementary functional additives, color pigments, timber treatment and water treatment businesses. We have 23 manufacturing facilities operating in nine countries with a total nameplate production capacity of approximately 1.2 million metric tons per year, excluding our plant in Pori, Finland, ongoing closure of which was announced in the third quarter of 2018. Of these facilities, seven are TiO2 manufacturing facilities in Europe, North America and Asia, and 16 are color pigments, functional additives, water treatment and timber treatment manufacturing and processing facilities in Europe, North America, Asia and Australia. For the year ended December 31, 2019, our revenues were $2,130 million.
Titanium Dioxide Segment
TiO2 is derived from titanium-bearing ores and is a white inert pigment that provides whiteness, opacity and brightness to thousands of everyday items, including coatings, plastics, paper, printing inks, fibers, food and personal care products. We own a portfolio of brands, including the TIOXIDE®, HOMBITAN®, HOMBITEC® and ALTIRIS® ranges, the products for which are produced in our seven manufacturing facilities around the globe (excluding our plant in Pori, Finland, ongoing closure of which was announced in the third quarter of 2018). We service over 1,700 customers in most major industries and geographic regions. Our global manufacturing footprint allows us to service the needs of both local and global customers, including AkzoNobel, Ampacet, BASF, Clariant, DSM, Flint, LyondellBasell, PPG, PolyOne, Sherwin-Williams and Sun Chemical. Annual industry demand for TiO2 products tends to correlate with GDP growth rates over time and is seasonal. This seasonality is subject to global, regional, end-use application and other factors.

We are among the largest global TiO2 producers, with nameplate production capacity of approximately 652,000 metric tons per year. We are able to manufacture a broad range of high quality TiO2 products for functional, differentiated and specialty applications. Our specialty and differentiated product grades generally sell at a premium into more specialized applications such as fibers, catalysts, food, pharmaceuticals and cosmetics.
There are two manufacturing processes for the production of TiO2; the sulfate process and the chloride process. We believe that the chloride process accounts for approximately 45% of global production capacity. Most end-use applications can use pigments produced by either process, although there are markets that prefer pigment from a specific manufacturing route—for example, the inks market prefers sulfate products whereas the automotive coatings market prefers chloride products. Regional customers typically favor products that are available locally. The sulfate process produces TiO2 in both the rutile and anatase forms, the latter being used in certain high-value specialty applications. Our production capabilities are distinguished from some of our competitors because of our ability to manufacture high quality TiO2 using both sulfate and chloride manufacturing processes, which gives us the flexibility to tailor our products to meet our customers’ needs. By operating both sulfate and chloride processes, we also have the ability to use a wide range of titanium feedstocks, which enhances the competitiveness of our manufacturing operations, by providing flexibility in the selection of raw materials. This mitigates, to some extent, fluctuations in availability for any particular feedstock and allows us to manage our raw material costs.
Once an intermediate TiO2 pigment has been produced using either the chloride or sulfate process, it is "finished" into a product with specific performance characteristics for particular end-use applications. Co-products from both processes require treatment prior to disposal to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products from the manufacture of titanium dioxide at our facilities. We sell approximately 45% of the co-products generated by our TiO2 business.

We have a broad customer base and have successfully differentiated our business by establishing ourselves as a market leader in a variety of niche end-use applications where the innovation and specialization of our products is rewarded with higher growth prospects and strong customer relationships.

	Rutile TiO2	Anatase TiO2	Nano TiO2
Characteristics	Most common form of TiO2. Harder and more durable crystal	Softer, less abrasive pigment, preferred for some specialty applications	Very small particles of either rutile or anatase TiO2 (typically less than 100nm in diameter)
Typical Applications	Coatings, printing inks, PVC window frames, plastic masterbatches	Cosmetics, pharmaceuticals, food, polyester fibers, polyamide fibers	Catalysts and cosmetics

Performance Additives Segment
Functional Additives. Functional additives are barium and zinc based inorganic chemicals used to make colors more brilliant, coatings shine, plastic more stable and alter the flow properties of paints. We are a leading global manufacturer of zinc and barium functional additives. The demand dynamics of functional additives are closely aligned with those of functional TiO2 products given the overlap in applications served, including coatings and plastics.

Barium and Zinc Additives
Characteristics	Specialty pigments and fillers based on barium and zinc chemistry
Typical Applications	Coatings, films, paper and glass fiber reinforced plastics

Color Pigments. We are a leading global producer of colored inorganic pigments for the construction, coatings, plastics and specialty markets. We are one of three global leaders in the manufacture and processing of liquid, powder and granulated forms of iron oxide color pigments. We also sell complex inorganic colored pigments, carbon black and metal carboxylate driers. The cost effectiveness, weather resistance, chemical and thermal stability and coloring strength of iron oxide make it an ideal colorant for construction materials, such as concrete, brick and roof tile, and for coatings and plastics. We produce a wide range of color pigments and are the world’s second largest manufacturer of technical grade ultramarine blue pigments, which have a unique blue shade and are widely used to correct colors, giving them a desirable clean, blue undertone. These attributes have resulted in ultramarine blue being used world-wide for polymeric applications such as construction plastics, food packaging, automotive polymers, consumer plastics, as well as coatings and cosmetics.
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

	Iron Oxides	Ultramarines	Specialty Inorganic Chemicals	Driers
Characteristics	Powdered, granulated or in liquid form synthesized from a range of feedstocks	Range of ultramarine blue and violet and also manganese violet pigments	Complex inorganic pigments and cadmium pigments	A range of metal carboxylates and driers
Typical Applications	Construction, coatings, plastics, cosmetics, inks, catalyst and laminates	Predominantly used in plastics and also coatings and cosmetics	Coatings, plastics and inks	Predominantly coatings

Copperas, iron and alkali are raw materials for the manufacture of iron oxide pigments. They are used to produce colored pigment particles which are further processed into a finished pigment in powder, liquid, granule or blended powder form. Iron oxide pigment’s cost effectiveness, weather resistance, chemical and thermal stability and coloring strength make it an ideal colorant for construction materials, such as concrete, brick and roof tile, and for coatings such as paints and plastics. We are one of the three largest synthetic color pigments producers which together represent more than 50% of the global market for iron oxide pigments. The remaining market share consists primarily of competitors based in China.

Made from clay, our ultramarine blue pigments are non-toxic, weather resistant and thermally stable. Ultramarine blue pigments are used world-wide for food contact applications and are used extensively in plastics and the paint industry. Our ultramarine pigments are permitted for unrestricted use in certain cosmetics applications. We focus on supplying our customers with technical grade ultramarine blues and violets to high specification markets such as the cosmetics industry.

Timber Treatment and Water Treatment. We manufacture wood protection chemicals used primarily in residential and commercial applications to prolong the service life of wood through protection from decay and fungal or insect attack. Wood that has been treated with our products is primarily sold to consumers through major branded retail outlets.
We manufacture our timber treatment chemicals in the U.S. and market our products primarily in North America through Viance, LLC ("Viance"), our 50%-owned joint venture with Dupont de Nemours, Inc ("DuPont"). Our residential construction products such as ACQ, ECOLIFE™ and Copper Azole are sold for use in decking, fencing and other residential outdoor wood structures. Our industrial construction products such as Chromated Copper Arsenate are sold for use in telephone poles and salt water piers and pilings.
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
Customers, Sales, Marketing and Distribution
Titanium Dioxide Segment
We serve over 1,200 customers through our Titanium Dioxide segment. These customers produce paints and coatings, plastics, paper, printing inks, fibers and films, pharmaceuticals, food and cosmetics.
Our ten largest customers accounted for 23% of the segment’s sales in 2019 and no single TiO2 customer represented more than 10% of our sales in 2019. Approximately 85% of our TiO2 sales are made directly to customers through our own global sales and technical services network. This network enables us to work directly with our customers and develop a deep understanding of our customers’ needs resulting in valuable relationships. The remaining 15% of sales are made through our distribution network. We maximize the reach of our distribution network by utilizing specialty distributors in selected markets.
Larger customers are typically served via our own sales network and these customers often have annual volume targets with associated pricing mechanisms. Smaller customers are served through a combination of our global sales teams and a distribution network, and the route to market decision is often dependent upon customer size and end-use application.
Our focus is on marketing products and services to higher growth and higher value applications. For example, we believe that our Titanium Dioxide segment is well-positioned to benefit from sectors such as fibers and films, catalysts, cosmetics, pharmaceuticals and food, where customers’ needs are complex resulting in fewer companies that have the capability to support them. We maximize reach through specialty distributors in selected markets. Our focused sales effort, technical expertise, strong customer service and local manufacturing presence have allowed us to achieve leading market positions in a number of the countries where we manufacture our products.
Performance Additives Segment
We serve over 2,900 customers through our Performance Additives segment. These customers produce materials for the construction industry, as well as coatings, plastics, pharmaceutical, personal care and catalyst applications.

Our ten largest customers accounted for 19% of the segment’s sales in 2019 and no single Performance Additives customer represented more than 10% of our sales in 2019. Performance Additives segment sales are made directly to customers through our own global sales and technical services network, in addition to utilizing distributors. Our focused sales effort, technical expertise, strong customer service and local manufacturing presence have allowed us to achieve leading market positions in a number of the countries where we manufacture our products. We sell iron oxides primarily through our global sales force whereas our ultramarine sales are predominantly through distributors. We sell the majority of our timber treatment products directly to end customers via our joint venture, Viance.
Manufacturing and Operations
Titanium Dioxide Segment
As of December 31, 2019, our Titanium Dioxide segment had seven manufacturing facilities operating in six countries with a total nameplate production capacity of approximately 652,000 metric tons per year.
Production nameplate capacities of our TiO2 manufacturing facilities are listed below.

	Annual Capacity (metric tons)
		North America
Site	EMEA(1),(3)		APAC(2)	Total	Process
Greatham, U.K.	150,000			150,000	Chloride TiO2
Uerdingen, Germany	107,000			107,000	Sulfate TiO2
Duisburg, Germany	100,000			100,000	Sulfate TiO2
Huelva, Spain	80,000			80,000	Sulfate TiO2
Scarlino, Italy	80,000			80,000	Sulfate TiO2
Lake Charles, Louisiana(4)		75,000		75,000	Chloride TiO2
Teluk Kalung, Malaysia			60,000	60,000	Sulfate TiO2
Total	517,000	75,000	60,000	652,000

(1)"EMEA" refers to Europe, the Middle East and Africa.
(2)"APAC" refers to the Asia-Pacific region including India.
(3)Excludes our TiO2 plant in Pori, Finland, ongoing closure of which was announced in the third quarter of 2018.
(4)This facility is owned and operated by Louisiana Pigment Company L.P. ("LPC"), a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide, Inc. ("Kronos"). The capacity shown reflects our 50% interest in LPC.

Performance Additives Segment
As of December 31, 2019, our Performance Additives segment had 16 manufacturing facilities operating in seven countries with a total nameplate production capacity of approximately 525,000 metric tons per year.

	Annual Capacity (metric tons)
		North America
Product Area	EMEA		APAC	Total
Functional additives	100,000			100,000
Color pigments	85,000	40,000	20,000	145,000
Timber treatment		140,000		140,000
Water treatment	140,000			140,000
Total	325,000	180,000	20,000	525,000

Joint Ventures
LPC is our 50%-owned joint venture with Kronos. We share production offtake and operating costs of the plant with Kronos, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in LPC is accounted for using the equity method.
Viance is our 50%-owned joint venture with DuPont. In the fourth quarter of 2019, it was announced that DuPont and International Flavors and Fragrances, Inc. ("IFF") entered into a definitive agreement for the merger of IFF and DuPont’s Nutrition & Biosciences business. We do not anticipate that this merger will have a material impact on our business. The merger is expected to close by the end of the first quarter of 2021. Upon closure, it is expected that DuPont’s interest in Viance will transfer to IFF. Viance markets our timber treatment products. Our joint venture interest in Viance was acquired as part of the Rockwood acquisition. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility, and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary and as a result, we consolidate the assets, liabilities and operating results of Viance into our consolidated and combined financial statements.

Pacific Iron Products Sdn Bhd ("PIP") is our 50%-owned joint venture with Coogee Chemicals Pty. Ltd. that manufactures products for Venator. It was determined that the activities that most significantly impact its economic performance are raw material supply, manufacturing and sales. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing. We concluded that we are the primary beneficiary and as a result we consolidate the assets, liabilities and operating results of PIP into our consolidated and combined financial statements.
Raw Materials
Titanium Dioxide Segment
The primary raw materials that are used to produce TiO2 are various types of titanium feedstock, which include ilmenite, rutile, titanium slag (chloride slag and sulfate slag) and synthetic rutile. The world market for titanium-bearing ores has a diverse range of suppliers with the four largest accounting for approximately 40% of global supply. The majority of our titanium-bearing ores are sourced from Canada, Africa, Australia and India. Ore accounts for approximately 50% of TiO2 variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 30% of variable manufacturing costs.

The majority of the titanium-bearing ores market is transacted on short-term contracts, or longer-term volume contracts with market-based pricing re-negotiated several times per year. This form of market-based ore contract provides flexibility and responsiveness in terms of pricing and quantity obligations.
Performance Additives Segment
Our primary raw materials for our Performance Additives segment are as follows:

	Functional Additives	Color Pigments	Timber Treatment	Water Chemicals
Primary raw materials	Barium and zinc based inorganics	Iron oxide particles, scrap iron, copperas, alkali	DCOIT, copper, monoethanolamine	Aluminum hydroxide

The primary raw materials for functional additives production are barite and zinc. We currently source barite from China, where we have long standing supplier relationships and pricing is negotiated largely on a purchase by purchase basis. The quality of zinc required for our business is mainly mined in Australia but can also be sourced from Canada and South America. The majority of our zinc is sourced from two key suppliers with whom we have long standing relationships.
We source our raw material for the majority of our color pigments business from China, the U.S., France and Italy. Key raw materials are iron powder and metal scrap that are sourced from various mid-size and smaller producers primarily on a spot contract basis.
The primary raw materials for our timber treatment business are dichloro-octylisothiazolinone ("DCOIT") and copper. We source the raw materials for the majority of our timber treatment business from China and the U.S. DCOIT is sourced on a long-term contract whereas copper is procured from various mid-size and larger producers primarily on a spot basis.

The primary raw materials for our water treatment business are aluminum hydroxide, hydrochloric acid and nitric acid, which are widely available from a number of sources and typically sourced through long-term contracts. We also use sulfuric acid which we source internally.
Competition
The global markets in which our business operates are highly competitive and vary according to segment.
Titanium Dioxide Segment
Competition for Titanium Dioxide products is based on price, product quality and service. Our key competitors are The Chemours Company, Tronox Holdings plc ("Tronox"), Kronos Worldwide Inc. and Lomon Billions each of which has the ability to service global markets. Unlike our chloride technology, the sulfate based TiO2 technology used by our Titanium Dioxide segment is widely available. Accordingly, barriers to entry, apart from capital availability, may be low. The entrance of new competitors into the industry, the ability of existing or future competitors to increase production in low cost markets, and the development of proprietary technology that enables current or future competitors to produce functional grade products at a significantly lower cost, could render our technology uneconomic and reduce our ability to capture improving margins in circumstances where capacity utilization in the industry is increasing.
Competition within the specialty and differentiated TiO2 markets is based on technical expertise in the customers’ applications, customer service, product attributes (such as product form and quality), and price. Product quality is particularly critical in the technically demanding applications in which we focus as inconsistent product quality adversely impacts consistency in the end-product. Our primary competitors within specialty and differentiated TiO2 applications include Fuji Titanium Industry, Kronos Worldwide Inc., ISK, Sakai Chemical Industry Co., Tayca Corporation and Precheza a.s.
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
Competition within the color pigments market is based on price, product quality, technical capability, brand recognition and innovation. Our primary competitors within color pigments include Lanxess AG, Cathay Pigments Group, Ferro Corporation and Shanghai Yipin Pigments Co., Ltd.
Competition within the timber treatment market is based on price, customer support services, innovative technology, including sustainable solutions and product range. Our primary competitors are Lonza Group and Koppers Inc.
Competition within the water treatment market is based on proximity to customers and price. Our primary competitors are Kemira Oyj and Feralco Group.
Intellectual Property
Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. When appropriate, we file patent and trademark applications, often on a global basis, for new product development technologies. For example, we have obtained patents and trademark registrations covering relevant jurisdictions for key product platforms related to Functional Pigments and Additives and Active Materials technologies. These platforms are used for solar reflection (ALTIRIS® pigments), to keep colored surfaces cooler when they are exposed to the sun, enhance air purification, improve catalytic processes (HOMBIKAT®) or lead to products that help manage heat in plastic applications or lead to metal deactivation in cables (SACHTOLITH®).

We own a total of approximately 642 issued patents and pending patent applications. Our patent portfolio includes approximately 41 issued U.S. patents, 396 patents issued in countries outside the U.S., and 205 pending patent applications, worldwide. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner. During 2019, we reviewed our patent portfolio to ensure it was aligned with our commercial interests and determined to abandon a number of patents to reduce the costs of maintaining our patent portfolio. This resulted in a reduction in our patent portfolio of over 300 issued patents.

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
Certain of our products are well-known brand names and we have approximately 950 global trademark registrations and applications. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted. In our Titanium Dioxide segment, we consider our TIOXIDE®, HOMBITAN®, HOMBITEC®, UVTITAN®, HOMBIKAT™, DELTIO® and ALTIRIS® trademarks to be valuable assets. In our Performance Additives segment, we consider BLANC FIXE™, GRANUFIN®, SACHTOLITH®, FERROXIDE®, ECOLIFE™ and NICASAL® trademarks to be valuable assets.
Environmental, Health and Safety Matters
General
We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety, process safety, pollution, protection of the environment and natural resources, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In the U.S., these laws include the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the Clean Air Act ("CAA"), the Clean Water Act, the Safe Drinking Water Act, and Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), as well as the state counterparts of these statutes.
In the EU, we are subject to numerous environmental, health and safety related provisions. EU regulations are automatically applicable to EU member states from the date they enter into force, while directives become binding upon incorporation into member states' national legislation. Incorporation of directives into national law must take place by the deadline set by the relevant directive, usually within two years. Applicable laws include Directive 2004/35/CE on environmental liability with regard to the prevention and remedying of environmental damage, Directive 2008/98/EC on waste ("Waste Framework Directive"), Directive 1999/31/EC on the landfill of waste, the Seveso-III Directive on prevention of major accident hazards involving dangerous substances, Directive 2000/60/EC known as the EU Water Framework Directive, Directive 2010/75/EU on industrial emissions and Regulation (EC) 1907/2006 on the Registration, Evaluation, Authorisation and Restriction of Chemicals ("REACH"). Additionally, member states operate their own domestic legislation where not prescribed by EU law, including in the core areas of health and safety in the workplace, statutory nuisance and land contamination legislation, which are subject to national jurisdiction.

Following a referendum in June 2016, in which a majority of voters in the U.K. approved an exit from the EU, the U.K. government initiated the process to leave the EU, which resulted in the U.K. leaving the EU on January 31, 2020 (often referred to as "Brexit"). The U.K. is now in a "transition period" until December 31, 2020, during which time EU rules and regulations applicable to U.K. businesses will continue to remain in force. The future effects of Brexit remain unknown and will depend on any agreements the U.K. makes to retain access to the EU or other markets beyond the transitional period. Although a no-deal Brexit was avoided in January 2020, there is no certainty that a similar result will be avoided at the end of 2020. Given the lack of comparable precedent, it is unclear what environmental regulatory implications the withdrawal of the U.K. from the EU will have and how such withdrawal will affect our Company.

In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict, joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to EHS matters may also be found in other areas of this report including "Item 1A. Risk Factors," and "Part II, Item 8, Financial Statements and Supplementary Data—Note 23. Commitments and Contingencies —Other Proceedings and Note 24. Environmental, Health and Safety Matters."

We are subject to a wide array of laws governing chemicals, including the regulation of chemical substances and inventories under the Toxic Substances Control Act ("TSCA") in the U.S., and REACH, and the Classification, Labelling and Packaging Regulation ("CLP") regulation in Europe. Analogous regimes exist in other parts of the world, including China, South Korea, and Taiwan. Several other countries, including Turkey and Russia, have announced that they will be introducing similar systems in the future. In addition, a number of countries where we operate, including the U.K., have adopted rules to conform chemical labeling in accordance with the globally harmonized system. Many of these foreign regulatory regimes are in the process of a multi-year implementation period for these rules. For example, the Globally Harmonised System ("GHS") established a uniform system for the classification, labeling and packaging of certain chemical substances and the European Chemicals Agency ("ECHA") is currently in the process of determining if certain chemicals should be proposed to the European Commission to receive a carcinogenic classification.

Certain of our products are being evaluated under CLP regulation and their classification could negatively impact sales. On May 31, 2016, the French Agency for Food, Environmental and Occupational Health and Safety ("ANSES") submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen presumed to have carcinogenic potential for humans by inhalation. On June 8, 2017, the ECHA's Committee for Risk Assessment ("RAC") announced its preliminary conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for "suspected human carcinogens") for humans by inhalation. The RAC published their final opinion on September 14, 2017, which proposed that TiO2 be classified as a Category 2 carcinogen by inhalation. In addition, the RAC proposed a note in their opinion to the effect that coated particles must be evaluated to assess whether a higher category (Category 1B or 1A) should be applied and additional routes of exposure (oral or dermal) should be included. After discussion with Member States and stakeholders, the European Commission concluded without a vote of the Member States that the classification of TiO2 as a Category 2 Carcinogen under the CLP Regulation is an appropriate measure. The European Commission first presented the proposed wording for the Entry of TiO2 in Annex VI to the CLP Regulation on June 12, 2018, and this wording has since been further amended. The latest version was published in the Commission Delegated Regulation on October 4, 2019 and applies to TiO2 in powder form meeting the size criteria in the proposed note. The regulation was sent for scrutiny by the European Parliament and the Council of the EU, and the scrutiny period came to an end on February 4, 2020. The regulation will enter into effect 20 days after its publication in the Official Journal of the European Union and will apply as of October 1, 2021. Member States, however, may choose to apply the regulation at any time after publication.

Adoption of the Category 2 Carcinogen classification will require that many end-use products manufactured with TiO2 be classified and labeled as containing a potentially carcinogenic component, which could negatively impact public perception of products containing TiO2. Such classification will also affect our manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. In addition, any classification, use restriction, or authorization requirement for use imposed by ECHA could trigger heightened regulatory scrutiny in countries outside the EU based on health or safety grounds, which could have a wider adverse impact geographically on market demand for and prices of TiO2 or other products containing TiO2 and increase our compliance obligations outside the EU. Any increased regulatory scrutiny could affect consumer sentiment or limit the marketability of and demand for TiO2 or products containing TiO2, which could have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. The classification could also require that all waste meeting the powder specifications in the proposed note be handled as hazardous waste, as separately determined by each Member State, which could result in significant impacts on our customers’ products, wastes from our operations and the implementation of Circular Economy efforts within the EU. It is also possible that heightened regulatory scrutiny could lead to claims by our employees or consumers of such products alleging adverse health impacts. Finally, the classification of TiO2 as a Category 2 Carcinogen could lead the ECHA to evaluate other products with similar particle characteristics (such as iron oxides or functional additives) for human carcinogenic potential by inhalation, which may ultimately have similar negative impacts on other products within our portfolio.

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
We are engaged in closure processes at two facilities in the EU and we are undertaking detailed assessments of the environmental status of these facilities as part of the closure processes. The assessment of the environmental status may lead to a requirement for environmental remediation as a part of any closure process. Although the detailed assessment of the environmental status at these facilities is not complete, based on available information, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements.

Under CERCLA and similar laws in other jurisdictions, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in the EU, can hold past owners and/or operators liable for remediation at former facilities. We have not been notified by third parties of claims against us for cleanup liabilities at former facilities or third-party sites, including, but not limited to, sites listed under CERCLA.
Under the RCRA in the U.S. and similar laws in other jurisdictions, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities.
During 2018 and 2019, China implemented new laws and regulations covering environmental contamination and created the Ministry for Environment Protection. Based on available information we do not believe that these regulatory changes will have a material effect on our financial statements.

Climate Change
Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the earth’s climate. Increasing presence of climate change at the top of the global political and media agenda may lead to further domestic regulations and international agreements and commitments to restrict GHG emissions, all of which can lead to the necessity for increased investment in innovative energy sources and increased capital expenditure. The scope and speed at which climate change may impact business is difficult to predict, but it is likely to become a growing issue.

At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a group of nations, including the EU, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG Emissions Trading System ("ETS"), established pursuant to the Kyoto Protocol. The European Parliament has used a process to formalize "backloading"—the withholding of GHG allowances during the trading period from 2014 to 2016 with additional allowances auctioned during 2019 to 2020—to prop up carbon prices. A sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. The

European Commission has established a market stability reserve as a long term solution to address the current surplus of allowances and improve the system’s resilience. The reserve started operating in 2019.

Stage 4 of the ETS will begin in 2021 and carry on to 2030, and will focus on increasing the pace of emissions cuts by reducing the overall emission allowances at an annual rate of 2.2% from 2021 onwards (compared to the current rate of 1.74%), in order to align with the EU's binding target to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030. It is difficult to estimate at this stage what the cost impact of stage 4 of the ETS will be on our EU based business. The EU has also set a binding target of increasing the share of renewable energy to at least 27% of the EU’s energy consumption by 2030, and additional proposals have been made to increase the target to 35%. At the EU, steps are being taken to stabilize the ETS. The next UN talks on climate change will take place in the U.K. in November 2020.

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into an international climate agreement, which entered into effect in November 2016 (the "Paris Agreement"). Although the agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. informed the United Nations that it is withdrawing from the Paris Agreement and submitted its formal withdrawal application in November 2019, which would become effective in August 2020. The Paris Agreement's commitments were non-binding and many states responded to the notification of withdrawal by putting in place their own GHG commitments, notwithstanding the withdrawal.

Efforts to curb GHG emissions in the U.S. are led by the U.S. Environmental Protection Agency’s (the "EPA") GHG regulations and similar programs of certain states. To the extent that our operations are subject to the EPA’s GHG regulations and/or state GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule. Any further regulation, at state or federal level, may increase our operational costs, such as costs to purchase energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes).

We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to U.S. federal and state requirements, Kyoto Protocol obligations and/or ETS requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate immediate significant cost increases as a result of these programs. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other extreme climatic events. If any of those effects were to occur, they could have an adverse effect on our assets, operations and insurance costs. For example, our operations in low lying areas may be at increased risk due to flooding, rising sea levels or disruption of operations from more frequent and severe weather events and operations near forested areas may be at risk of wild fires.

Employees
As of December 31, 2019, we employed approximately 4,000 associates in our operations around the world. We believe our relations with our employees are good.
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

Information about our Executive Officers
The following table sets forth information, as of March 12, 2020, regarding the individuals who are our executive officers.

Name	Age	Position(s) at Venator
Simon Turner	56	President and Chief Executive Officer
Kurt Ogden	51	Executive Vice President and Chief Financial Officer
Russ Stolle	57	Executive Vice President, General Counsel and Chief Compliance Officer
Mahomed Maiter	58	Executive Vice President, Business Operations
Rob Portsmouth	54	Senior Vice President, EHS, Innovation and Technology

Simon Turner has served as President and Chief Executive Officer and as a director of Venator since the second quarter of 2017. Mr. Turner served as Division President, Pigments & Additives, at Huntsman from November 2008 to August 2017, Senior Vice President, Pigments & Additives, from April 2008 to November 2008, Vice President of Global Sales from September 2004 to April 2008 and General Manager Co-Products and Director Supply Chain and Shared Services from July 1999 to September 2004. Prior to joining Huntsman, Mr. Turner held various positions with Imperial Chemical Industries PLC ("ICI").
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
Mahomed Maiter was named Executive Vice President, Business Operations of Venator in February 2019. Prior to then he served as Venator's Senior Vice President, White Pigments from the second quarter of 2017. He has over 34 years of experience in the chemical and pigment industry covering a range of senior commercial, global sales and marketing, business development, manufacturing and business roles. From January 2007 to April 2017, Mr. Maiter served as Vice President Global Sales and Marketing, Vice President Revenue and Vice President Business Development of Huntsman’s Pigments and Additives business. From August 2005 to December 2006, he was Vice President of Huntsman’s European Polymers business. Mr. Maiter started his career in the chemical industry in 1985 when he joined the Tioxide business of ICI in South Africa where he held various operations and manufacturing roles. He relocated to the U.K. in June 1995 to take up a General Manager position in ICI in the Tioxide business and was subsequently appointed to Global Marketing Director and Vice President Commercial.
Rob Portsmouth has served as Senior Vice President, EHS, Innovation and Technology of Venator since January 2019. Dr. Portsmouth previously served as Vice President, Innovation of Venator since April 2017. He has over 27 years of experience in the chemical industry having started his career with Royal Dutch Shell in South Africa before joining the Tioxide business of ICI in South Africa in 1996 where he held roles in manufacturing, operations and technical management. Dr. Portsmouth relocated to the U.K. in 2003 where he served as Director of Global Marketing and Director of Business Development for Huntsman’s Pigments and Additives business between 2003 and 2017. Dr. Portsmouth received his Doctorate in Chemical Engineering from the University of Cambridge (U.K.).

Availability of Information for Shareholders
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on our Internet website at www.venatorcorp.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains an Internet website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this annual report or any other filing we make with the SEC.

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
Our financial results are substantially dependent on overall economic conditions globally, and particularly those in the U.S., Europe and Asia. Declining economic conditions globally or in any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. In addition, a deterioration in current economic conditions due to many factors or fears including public health crises, such as the impact of the COVID-19 coronavirus, could negatively impact us, our suppliers and customers. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the industries in which we operate.

In addition, a large portion of our revenue and profitability is dependent on the TiO2 industry. TiO2 is used in many "quality of life" products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market.
The market for many of our TiO2 products is cyclical and volatile, and we may experience depressed market conditions for such products.
Historically, the market for large volume TiO2 applications, including coatings, paper and plastics, has experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization resulting in declining prices and margins. The volatility this market experiences occurs as a result of significant changes in the demand for products as a consequence of global and regional economic activity and changes in customers’ requirements. The supply-demand balance is also impacted by capacity additions or reductions, including unplanned outages, that result in changes of utilization rates. In addition, TiO2 margins are impacted by significant changes in major input costs such as energy, titanium bearing ores and other feedstocks. Demand for TiO2 depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by economic downturns. Relative changes in the selling prices for our products are one of the main factors that affect the level of our profitability. In addition, pricing may affect customer inventory levels as customers may from time to time accelerate purchases of TiO2 in advance of anticipated price increases or defer purchases of TiO2 in advance of anticipated price decreases.
The cyclicality and volatility of the TiO2 industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle. For example, after a period of increasing average selling prices for functional and differentiated TiO2, which lasted until the first half of 2018, we experienced a decline in average selling prices from the second half of 2018 and throughout 2019. Our ability to successfully implement price increases depends on the current economic factors regionally and globally, including industry operating rates. A continued decline in selling prices, or the inability to successfully implement price increases in future periods could negatively impact our business, results of operations and/or financial condition.
The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources or those that are vertically integrated, which could have a material adverse effect on our business, results of operations and financial condition.
The industries in which we operate are highly competitive. Among our competitors are companies that are vertically-integrated (those that have their own raw material resources). Changes in the competitive landscape could make it difficult for us to retain our competitive position in various products and markets throughout the world. Our competitors with their own raw material resources may have a competitive advantage during periods of higher or rising raw material prices. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development, or debottlenecking or other capacity expansions.
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

As of December 31, 2019, we had $375 million aggregate principal amount of Senior Notes outstanding, borrowings of $367 million under our Term Loan Facility and no borrowings under our ABL Facility, with $252 million of available borrowing. Our debt level and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

•we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;
•cash flow available for other purposes, including the growth of our business, may be reduced;

•our ability to refinance or obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;
•our competitors with lower debt levels may have a competitive advantage relative to us; and
•part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, assuming all commitments were available and all loans under the ABL Facility were fully drawn, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest expense by approximately $4 million).

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

In addition, the availability and cost of credit for our businesses may be significantly affected by credit ratings. The credit rating agencies periodically review our ratings, considering factors such as our capital structure, earnings profile, and the condition of our industry and the credit markets generally. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization. A drop in our credit ratings could adversely impact our business, cash flows, results of operations, financial condition, liquidity and our ability to obtain additional financing or to refinance our debt.

Any negative rating action could adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action could also adversely impact our business relationships with suppliers and operating partners, who may be less willing to extend credit or offer us similarly favorable terms as secured in the past under such circumstances. The result of such impacts may be material and could adversely affect our cash flows, results of operations and financial condition.

We may need additional capital in the future and may not be able to obtain it on favorable terms.
Our TiO2 business is capital intensive, and our success depends to a significant degree on our ability to develop and market innovative products and to maintain and update our facilities and process technology. We may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing research and development activities, fund the ongoing closure of our Pori, Finland manufacturing facility and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of, and demand for, our products, the extent to which we invest in new technology and research and development projects, and the status and timing of these developments, as well as general availability of capital from debt and/or equity markets. Additional financing may not be available when needed on terms favorable to us, or at all. Further, the terms of the separation agreement, our debt or other agreements limit our ability to incur additional indebtedness or issue additional equity. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our business.
If we are unable to generate sufficient cash flow from our operations, our business, financial condition and results of operations may be materially and adversely affected.
We are responsible for obtaining and maintaining sufficient working capital, funding our capital expenditure requirements and servicing our own debt. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital, pension obligations, capital expenditures, restructuring activities or the transfer of our existing manufacturing operations to other parts of our business. Our ability to generate cash is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash or repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing and new product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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
Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds, outages and other disruptions. Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take significant time to increase production or qualify with our customers, any of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability. Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, power outages, telecommunication or utility failures, transportation interruption, government regulation, flood, political unrest, public crises, war or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Any such production disruption could have a material impact on our cash flows, results of operations and financial condition.
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
The EU has adopted the Globally Harmonised System of the United Nations for a uniform system for the classification, labelling and packaging of chemical substances in Regulation (EC) No 1272/2008. Pursuant to the CLP, an EU Member State can propose a classification for a substance to the European Chemicals Agency, which upon review by the RAC, can be submitted to the European Commission for adoption by regulation. On May 31, 2016, the French Agency for Food, Environmental and Occupational Health and Safety submitted a proposal to ECHA that would classify TiO2 as a Category 1B Carcinogen presumed to have carcinogenic potential for humans by inhalation. On June 8, 2017, the RAC announced its preliminary conclusion that certain evidence meets the criteria under CLP to classify TiO2 as a Category 2 Carcinogen (described by the EU regulation as appropriate for "suspected human carcinogens") for humans by inhalation. The RAC published their final opinion on September 14, 2017, which proposed that TiO2 be classified as a Category 2 carcinogen by inhalation. In addition, the RAC proposed a note in their opinion to the effect that coated particles must be evaluated to assess whether a higher category (Category 1B or 1A) should be applied and additional routes of exposure (oral or dermal) should be included. After discussion with Member States and stakeholders, the European Commission concluded without a vote of the Member States that the classification of TiO2 as a Category 2 Carcinogen under the CLP Regulation is an appropriate measure. The European Commission first presented the proposed wording for the Entry of TiO2 in Annex VI to the CLP Regulation on June 12, 2018, and this wording has since been further amended. The latest version was published in the draft Commission Delegated Regulation on October 4, 2019 and applies to TiO2 in powder form meeting the size criteria in the RAC note to their opinion. The regulation was sent for scrutiny by the European Parliament and the Council of the EU, and the scrutiny period came to an end on February 4, 2020. The regulation will enter into force 20 days after its publication in the Official Journal of the European Union and will apply as of October 1, 2021. Member States, however, may choose to apply the regulation at any time after publication.

Adoption of the Category 2 Carcinogen classification will require that many end-use products manufactured with TiO2 be classified and labeled as containing a potentially carcinogenic component, which could negatively impact public perception of products containing TiO2. Such classification will also affect our manufacturing operations by subjecting us to new workplace safety requirements that could significantly increase costs. In addition, any classification, use restriction, or authorization requirement for use imposed by ECHA could trigger heightened regulatory scrutiny in countries outside the EU based on health or safety grounds, which could have a wider adverse impact geographically on market demand for and prices of TiO2 or other products containing TiO2 and increase our compliance obligations outside the EU. Any increased regulatory scrutiny could affect consumer sentiment or limit the marketability of and demand for TiO2 or products containing TiO2, which could have spill-over, restrictive effects under other EU laws, e.g., those affecting medical and pharmaceutical applications, cosmetics, food packaging and food additives. The classification could also require that all waste meeting the powder specifications in the proposed note be handled as hazardous waste, as separately determined by each Member State, which could result in significant impacts on our customers’ products, wastes from our operations and the implementation of Circular Economy efforts within the EU. It is also possible that heightened regulatory scrutiny could lead to claims by employees or consumers of such products alleging adverse health impacts. Finally, the classification of TiO2 as a Category 2 Carcinogen could lead the ECHA to evaluate other products with similar particle characteristics (such as iron oxides or functional additives) for human carcinogenic potential by inhalation, which may ultimately have similar negative impacts on other products within our portfolio.

Sales of TiO2 in the EU represented 44% of our revenues for the year ended December 31, 2019.
Restrictions on disposal of waste from our manufacturing processes could result in higher costs and negatively impact our ability to operate our manufacturing facilities.
A variety of materials are generated by our manufacturing processes, some of which are saleable as products or byproducts and others of which are not and must be reused or disposed of as waste. Storage, transportation, reuse and disposal of waste are generally regulated by governmental authorities in the jurisdictions in which we operate. If existing arrangements for reuse or disposal of waste cease to be available to us, as a result of new rules, regulations or interpretations thereof, exhaustion of reclamation activities, landfill closures, or otherwise, we will need to find new arrangements for reuse or disposal, which could result in increased costs to us and negatively impact our consolidated and combined financial statements. For example, gypsum is generated by our TiO2 manufacturing facilities that use the sulfate process, such as those at Scarlino, Italy and Teluk Kalong, Malaysia. The gypsum from our Scarlino facility is currently used in the reclamation of a nearby former quarry and our existing permit allows continued use of the quarry for approximately a further 10 months. We are currently seeking an extension for the continued use of the remaining reclamation capacity. We are also currently pursuing replacement options for sale, reuse and/or disposal of gypsum produced at the Scarlino facility. Such options generally require governmental approval and there can be no assurance that such approvals will be received in a timely manner or at all. Any classification of waste material produced at our facilities as hazardous is likely to have an adverse impact on obtaining such approvals. Failure to find viable new disposal arrangements for these materials, including those originating at our Scarlino, Italy site, could significantly impact our manufacturing operations, up to and including the temporary or permanent closure of related manufacturing facilities.

In addition, in connection with the classification in the European Union of TiO2 as a Category 2 Carcinogen, Member States could require that all wastes in a powder form meeting the specifications in the RAC note be classified as hazardous waste. This could result in significant changes to how wastes from our operations in the EU (including at our Scarlino, Italy site and elsewhere) are handled, including additional or more stringent manufacturing regulations, labelling requirements, transportation logistics, and other requirements regarding the ability to reuse or sell byproducts, or otherwise dispose of such materials. Any such regulations could have a significant impact on our manufacturing operations and results of operations.

Significant price volatility or interruptions in supply of raw materials and energy may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.
Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Variations in the cost for raw materials and energy, which primarily reflects market prices for oil and natural gas, may significantly affect our operating results from period to period. We purchase a substantial portion of our raw materials from third-party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices of the raw materials that we purchase from third parties are cyclical and volatile. Our supply agreements with our TiO2 feedstock suppliers provide us limited protection against price volatility as they mostly provide for market-based pricing. Contracts tend to be multi-year volume based with negotiated or formula driven short interval pricing. To the extent we do not have fixed price contracts with respect to specific raw materials, we have no control over the costs of raw materials and such costs may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Moreover, the outcome of these efforts is largely determined by existing competitive and economic conditions. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, also have had and may continue to have a negative effect on our cash flow. Any raw materials or energy cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.
There are several raw materials for which there are only a limited number of suppliers or a single supplier. For example, certain types of titanium-containing feedstocks suitable for use in our TiO2 facilities are available from a limited number of suppliers around the world. To mitigate potential supply constraints, we enter into supply agreements with particular suppliers, evaluate alternative sources of supply and evaluate alternative technologies to avoid reliance on limited or sole-source suppliers. Where supply relationships are concentrated, particular attention is paid by the parties to ensure strategic intentions are aligned to facilitate long term planning. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow. The inability of a supplier to meet our raw material needs could have a material adverse effect on our financial statements and results of operations.
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
We continue to be intensely focused on strengthening our business and improving our cash flow. We commenced our 2019 Business Improvement Program in the fourth quarter of 2018 following the completion of our prior program. This cost and operational improvement program is designed to generate additional EBITDA benefits through an improvement in TiO2 manufacturing efficiencies, a reduction in selling, general and administrative and manufacturing expenses and other operational improvements in our Performance Additives segment. We intend to complete all the actions necessary to deliver on our target by the end of 2020.

Cost savings expectations are inherently difficult to predict and are necessarily speculative in nature, and we cannot provide assurance that we will achieve expected or any actual cost savings. A variety of factors could cause us not to realize some or all of the expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with operating our business, our ability to reduce headcount and our ability to achieve the efficiencies contemplated by the cost savings initiative. We may be unable to realize all of these cost savings within the expected timeframe, or at all, and we may incur additional or unexpected costs in order to realize them. These cost savings are based upon a number of assumptions and estimates that are in turn based on our analysis of the various factors which currently, and could in the future, impact our business. These assumptions and estimates are inherently uncertain and subject to significant business, operational, economic and competitive uncertainties and contingencies. Certain of the assumptions relate to business decisions that are subject to change, including, among others, our anticipated business strategies, our marketing strategies, our product development strategies and our ability to anticipate and react to business trends. Other assumptions relate to risks and uncertainties beyond our control, including, among others, the economic environment in which we operate, environmental regulation and other developments in our industry as well as capital markets conditions from time to time. The actual results of implementing the various cost savings initiatives may differ materially from the estimates set out in this report if any of these assumptions prove incorrect. Moreover, our continued efforts to implement these cost savings may divert management attention from the rest of our business and may preclude us from seeking attractive new product opportunities, any of which may materially and adversely affect our business.

We may be unsuccessful in our announced intentions to close the Pori, Finland site and transfer specialty and differentiated production to other sites within our manufacturing network within the anticipated timeframe and costs and we may not experience the full anticipated benefits of our transfer program.

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

On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer the specialty and differentiated product grades to other sites. We expect to continue to wind down the limited operations at the Pori facility through the transition period. We are exploring ways to optimize the remaining transfer of our business from Pori, which may result in a lower total expected capital outlay and a lower associated EBITDA benefit than originally estimated.

Restoring at sites elsewhere in our network the production of these products formerly produced at Pori is important to our competitive position and business strategy. A variety of factors could cause us not to realize some or all of the anticipated benefits, economic or otherwise, including, among others, delays in anticipated timing and unexpected costs in the wind-down and closing of the Pori, Finland facility, delays in transferring certain technology and the production of select product grades to other manufacturing facilities or the inability of the transferred products to meet required product specifications. In addition, we may be unable to realize the anticipated benefits within our expected timeframe, or at all. Certain risks and uncertainties may be beyond our control, including, among others, the economic environment in which we operate, changing regulations and other developments in our industry. Even if we are able to transition production on the anticipated schedule, we may lose customers that have in the meantime found alternative suppliers elsewhere. If any of these factors occur, they could have an adverse effect on our market position and operating results.

Costs from current and future restructurings and site closures may exceed our estimates and adversely affect our financial condition, results of operations, cash flows or business reputation.

We have implemented various restructuring initiatives to improve our operating efficiency, which have included in some instances the planned or completed closure of sites within our manufacturing network, including manufacturing sites in Pori, Finland and Calais, France. In addition, we may announce additional restructuring programs and site closures in the future. Restructurings and site closures are complex and involve multiple aspects including environmental, government, regulatory and workforce matters. We can provide no assurance that costs and timeframes associated with restructurings or site closures will be in line with our estimates or that we will achieve targeted costs savings. In certain circumstances, costs and timeframes could materially exceed our estimates. Any material increase in restructuring or plant closure costs or timeframes could have a material impact on our consolidated and combined financial statements.

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
The implementation of strategies for growth and change may create additional risks, including:
•diversion of management time and attention away from existing operations;
•requiring capital investment that could otherwise be used for the operation and growth of our existing businesses;
•disruptions to important business relationships;
•increased operating costs;
•limitations imposed by various governmental entities;
•use of limited investment and other baskets under our debt covenants;

•difficulties realizing projected synergies;
•difficulties due to lack of or limited prior experience in any new markets we may enter; and
•difficulty integrating acquired businesses or products with our existing businesses.

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
We have unfunded obligations under our pension and postretirement benefit plans including certain unfunded pension obligations we assumed upon the consummation of the Rockwood acquisition. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations, or in the application of laws or regulations to us by pension regulators or trustees, could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. Also, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years. In addition, we have undertaken restructuring initiatives and site closures at locations within our manufacturing network. Restructuring initiatives and site closures could impact our funding obligations as a result of funding rules specific to the jurisdiction in which the restructuring initiative or site closure occurs. As of December 31, 2019, our unfunded deficit under our defined benefit plans was $166 million, the majority of which related to funding obligations for our pension plans in Finland and Germany. If current or future restructuring initiatives or site closures were to cause or require an acceleration of our funding obligations under our pension and post-retirement benefit plans, it could have an adverse impact on our business, financial condition, results of operations and cash flows.

With respect to our domestic pension and postretirement benefit plans, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances in accordance with the Employee Retirement Income Security Act of 1974, as amended. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding.
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
We conduct a majority of our business operations outside the U.S. Sales to customers outside the U.S. contributed 77% of our revenue in 2019. Our operations are subject to international business risks, including the need to convert currencies received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. We transact business in many foreign currencies, including the euro, the British pound sterling, the Malaysian ringgit and the Chinese renminbi. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the U.S., we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.
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
In addition, generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP") has required us to place valuation allowances against our net operating losses and other deferred tax assets in a significant number of tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of current valuation allowances and, potentially, the establishment of new valuation allowances and releases of existing valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations. Furthermore, certain foreign jurisdictions may take actions to delay our ability to collect value-added tax refunds.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.
We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, cause delays or cancellations of customer orders or impede the manufacture or shipment of products, processing of transactions or reporting of financial results. Cyberattacks are a growing problem. We are the subject of cyberattacks that may be intended to capture business information, access our customers’ information or harm our reputation as a company. We expect that there will continue to be cyberattacks and our defenses might not always be effective. The processes used by attackers are evolving in sophistication and increasing in frequency. Cyberattacks or other problem with our systems may result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

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

Our global operations expose us to trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (the "FCPA") and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.
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
Our products, raw materials and operations are subject to chemical control laws in countries in which they are manufactured, transported or sold.
We are subject to a wide array of laws governing chemicals, including the regulation of chemical substances and inventories under TSCA in the U.S. and REACH and the CLP regulations in Europe. Analogous regimes exist in other parts of the world, including China, South Korea, and Taiwan. In addition, a number of countries where we operate, including the U.K., have adopted rules to conform chemical labeling in accordance with the GHS. Many of these foreign regulatory regimes are in the process of a multi-year implementation period for these rules.
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
Furthermore, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions regarding our products, raw materials and operations, the viability of certain products or raw materials, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in product safety and environmental protection regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, product safety and environmental matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.
We use a variety of substances from third parties in the manufacture, processing and handling of our products, and it is possible that a substance could be classified as harmful, which could negatively impact our ability to sell or market our products. For example, pursuant to the CLP, chemical substances and mixtures cannot be placed on the EU market unless they comply with the CLP’s requirements regarding classification, labelling and packaging. In 2019, new scientific data became available on Trimethylolpropane ("TMP"), and in December 2019 an EU supplier of this substance informed us that the REACH consortium responsible for TMP had self-classified TMP to be a suspected reproductive toxicant (Category 2). We manufacture and sell numerous types of TiO2 pigments and other products worldwide, some of which are treated with and/or contain TMP. We are currently assessing the impact that this classification will have on our business in Europe and other regions.

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
Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases, such as carbon dioxide and methane, which may be contributing to changes in the earth’s climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the EU, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG ETS, established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its third phase. The European Parliament has used a process to formalize "backloading"—the withholding of GHG allowances during the trading period from 2014 to 2016 with additional allowances auctioned during 2019 to 2020—to prop up carbon prices. As backloading is only a temporary measure, a sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. The European Commission proposes to establish a market stability reserve to address the current surplus of allowances and improve the system’s resilience. The reserve will start operating in 2019. In addition, the EU has announced the binding target to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030. The EU has set a binding target of increasing the share of renewable energy to at least 27% of the EU’s energy consumption by 2030, and additional proposals have been made to increase the target to 35%.

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into the Paris Agreement, which entered into effect in November 2016. Although the agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. However, in August 2017 the U.S. informed the United Nations that it is withdrawing from the Paris Agreement. The Paris Agreement provides for a four year exit process.

Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will continue to be led by the EPA's GHG regulations and similar programs of certain states. To the extent that our US operations are subject to the EPA’s GHG regulations and/or state GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to U.S. federal and state requirements, Kyoto Protocol obligations and/or ETS requirements. These sites are subject to existing GHG legislation, and it is possible that GHG emission restrictions may increase over time and result in significant cost increases. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Finally, some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other extreme climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations. For example, we have numerous operations in low lying areas that may be at increased risk due to flooding, rising sea levels or disruption of operations from more frequent and severe weather events.
Our operations, financial condition and liquidity could be adversely affected by legal claims against us.
We face risks arising from various legal actions, including matters relating to antitrust, product liability, third party liability, intellectual property and environmental claims. It is possible that judgments could be rendered against us in these cases or others for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters. Over the past few years, antitrust claims have been made against TiO2 companies, including us. In this type of litigation, the plaintiffs generally seek treble damages, which may be significant. An adverse outcome in any claim could be material and significantly impact our operations, financial condition and liquidity. In addition, we are subject to various claims and litigation in the ordinary course of business. For more information, see "Item 3. Legal Proceedings below."
Differences in views with our joint venture participants may cause our joint ventures not to operate according to their business plans, which may adversely affect our results of operations.

We currently participate in a number of joint ventures, including our joint venture in Lake Charles, Louisiana with Kronos and our Harrisburg, North Carolina joint venture with DuPont, and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. If these differences cause the joint ventures to deviate from their business plans or to fail to achieve their desired operating performance, our results of operations could be adversely affected.
Economic conditions and regulatory changes following the U.K.’s exit from the EU could adversely impact our operations, operating results and financial condition.
As a result of Brexit, the U.K. is now in a transition period until December 31, 2020, during which time EU rules and regulations applicable to U.K. businesses will continue to remain in force. As negotiations on a potential trade deal between the U.K. and the EU continue during the transition period, we anticipate that there will continue to be an impact to economic conditions in the U.K., and to trading between the U.K. and the EU. The future effects of Brexit remain unknown and will depend on any agreements the U.K. makes to retain access to the EU or other markets beyond the transitional period. Although a no-deal Brexit was avoided in January 2020, there is no certainty that a similar result will be avoided at the end of 2020. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the EU will have and how such withdrawal will affect our Company.
We derive a significant portion of our revenues from sales outside the U.S., including 40% from continental Europe and 5% from the U.K. in 2019. The consequences of Brexit, together with the continuing uncertainty regarding the terms on which the U.K. will interact with the EU after the transition period, could introduce significant volatility into global financial markets and adversely impact the markets in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, including U.K. competition law. In the event that the U.K. does not have a trade deal agreed with EU at the end of the transition period, the following issues could impact our operations:
•in the event of new customs operations being implemented, there is a strong likelihood of border delays both within and outside of the U.K.;
•duties becoming payable on goods traded between the U.K. and the EU, together with customs, excise and indirect tax;
•procedures currently applicable to goods traded between the EU and non-EU countries changing;
•limited transportation availability for a period, particularly if there are delays at borders between the U.K. and EU;
•new product registration requirements being applicable; and
•other unforeseen financial, legal, tax and trade implications.

While we are not experiencing any immediate adverse impact on our financial condition as a direct result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition.

General business conditions are vulnerable to the effects of public health crises, such as the COVID-19 coronavirus, which could materially disrupt our business.

We are vulnerable to the global economic effects of epidemics and other public health crises, such as the novel strain of COVID-19 coronavirus reported to have first surfaced in Wuhan, China in 2019. Due to the recent outbreak of the COVID-19 coronavirus, there has been, and may continue to be, turmoil in financial markets, restricted travel, quarantines of those who may have been exposed and a curtailment of global business activities, which could negatively impact our business, results of operations and/or financial condition. Disruptions in our operations or supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could also negatively impact our revenues. If not timely resolved, the impact of the COVID-19 coronavirus could have a material adverse effect on our business.

Some of our historical financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

Our historical financial information prior to the separation included in this report were derived from Huntsman’s accounting records. Our historical financial information for the year ended December 31, 2017 includes periods during which we were a wholly-owned subsidiary of Huntsman. These periods also included output from our Pori facility, which is in the process of being closed after being damaged in a fire. Prior to the separation, Huntsman did not account for us, and we were not operated, as a separate, stand-alone company and such information presented may not reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity during such periods or those that we will achieve in the future. The costs to operate our business as a separate public entity differ from the historical cost allocations from Huntsman reflected in our financial statements.
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
We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, our loss history and other factors, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If an incident were to occur or we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity. Please see "—Disruptions in production at our manufacturing facilities may have a material adverse impact on our business, results of operations and/or financial condition."
Significant developments from the recent and potential changes in U.S. and international trade policies could have a material adverse effect on our business.

The U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, as well as implementing the imposition of additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for goods and materials imported into the U.S. and, in some cases may result or have resulted in price increases for U.S. sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policy making it more difficult or costly for us to export U.S. products to other countries. These measures could also result in increased costs for products imported into the U.S. or may cause us to adjust our worldwide supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

Various countries, and regions, including, without limitation, China and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. These actions could, in turn, result in additional tariffs being adopted by the U.S. These conditions and future actions could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and products imported into the United States, the costs of our raw materials may be adversely affected and the demand from our products may be diminished, which could adversely affect our revenues and profitability.

In addition, there have been recent changes to trade agreements, such as the replacement of the North American Free Trade Agreement with the United States-Mexico-Canada Agreement. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.
The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2018. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to regulatory penalties or investigations by the New York Stock Exchange ("NYSE"), the SEC or other regulatory authorities, which would require additional financial and management resources.

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
Conflicts, military actions, terrorist attacks, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus, cyber-attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect our business.

Conflicts, military actions, terrorist attacks and public health crises have precipitated economic instability and turmoil in financial markets. Instability and turmoil, particularly in energy-producing nations, may result in raw material cost increases. The uncertainty and economic disruption resulting from hostilities, military action, acts of terrorism, public health crises, or cyber-attacks may impact any or all of our facilities and operations or those of our suppliers or customers. Accordingly, any conflict, military action, terrorist attack, public health crises, or cyber-attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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

As a global company, we are subject to global privacy and data security laws, regulations, and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business. Globally, new and emerging laws, such as the General Data Protection Regulation ("GDPR") in Europe, state laws in the U.S. on privacy, data and related technologies as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective customers, to respond to customer requests under the laws, and to implement our business effectively. Any perception of our practices, products or services as a violation of privacy rights may subject us to public criticism, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.

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
Huntsman, through Huntsman (Holdings) Netherlands B.V., owns approximately 49% of our outstanding ordinary shares. Accordingly, Huntsman can exert significant influence over our business objectives and policies, including the composition of our board of directors and any action requiring the approval of our shareholders, such as the adoption of amendments to our articles of association, and the approval of mergers or a sale of substantially all of our assets. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Huntsman and could discourage others from making tender offers, which could prevent shareholders from receiving a premium for their shares. Huntsman’s interests may conflict with your interests as a shareholder. For additional information about our relationships with Huntsman, see "Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence."

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
Further, by virtue of Huntsman’s ownership and the tax matters agreement, Huntsman effectively controls all of our tax decisions in connection with any tax reporting group tax returns in which we (or any of our subsidiaries) are included. The tax matters agreement provides that Huntsman has sole authority to respond to and conduct all tax proceedings (including tax audits) and to prepare and file all such reporting group tax returns in which we or one of our subsidiaries are included on our behalf (including the making of any tax elections). This arrangement may result in conflicts of interest between Huntsman and us. See "Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence."
In addition, for U.S. federal income tax purposes Huntsman recognized a gain as a result of the internal restructuring and IPO to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses increased. This basis step-up gave rise to a deferred tax asset of $77 million that we recognized for the quarter ended September 30, 2017. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%, the basis step-up gives rise to a deferred tax asset of $36 million that we recognized for the year ended December 31, 2017. Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the quarter ended September 30, 2017 we estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision were expected to be approximately $73 million. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate, we recognized that the aggregate future payments required by this provision are expected to be approximately $34 million. We have recognized a noncurrent liability for this amount as of December 31, 2017 and 2018. During 2019, we reduced the liability to $30 million due to a decrease in the expectation of future payments. Any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the tax matters agreement.
See "Part II. Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes" of this report for the amount of our known contingent tax liabilities. We currently have no reason to believe that we have any unrecorded outstanding tax liabilities from prior years; however, due to the inherent complexity of tax law, the many countries in which we operate, and the unpredictable nature of tax authorities, we believe there is inherent uncertainty.
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
A foreign corporation will be treated as a "passive foreign investment company," or "PFIC," for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of "passive income" or (2) at least 50% of the average value of the corporation’s assets for any taxable year produce or are held for the production of those types of "passive income." For purposes of these tests, "passive income" includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than certain rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, but does not include income derived from the performance of services. U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC, and the gain, if any, they derive from the sale or other disposition of their interests in the PFIC.
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
For U.S. federal tax purposes, a corporation is generally considered to be a tax resident of the jurisdiction of its organization or incorporation. Because we are incorporated under the laws of the U.K., we would be classified as a foreign corporation under these rules. Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be classified as a U.S. corporation for U.S. federal income tax purposes.
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

The market price of our ordinary shares and the number of shares traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our ordinary shares may be affected by a number of factors, including those described above in "—Risks Related to Our Business" and the following:

•the failure of securities analysts to cover our ordinary shares or changes in financial estimates by analysts;
•our inability to meet the financial estimates of analysts who follow our ordinary shares;
•our strategic actions;
•our announcements of significant contracts, acquisitions, joint ventures or capital commitments;
•general economic and stock market conditions;
•changes in conditions or trends in our industry, markets or customers;
•future sales of our ordinary shares or other securities; and
•investor perceptions of the investment opportunity associated with our ordinary shares relative to other investment alternatives.

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
Any sales of substantial amounts of our ordinary shares in the public market or the perception that such sales might occur may cause the market price of our ordinary shares to decline and impede our ability to raise capital through the issuance of equity securities. Subject to our agreements with Huntsman described in "Part III. Item 13. Certain Relationships and Related Party Transactions, and Director Independence," we are not restricted from issuing additional ordinary shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, ordinary shares or any substantially similar securities.
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
The Takeover Code applies to, among other things, an offer for a public company whose registered office is in the U.K. (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the "residency test." Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.
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
Huntsman owns approximately 49% of our voting share capital, and therefore may trigger the "mandatory offer" regime under Rule 9 of the Takeover Code. The application of the mandatory offer regime would mean that to the extent that the Takeover Code applies to Venator, except with the consent of the Takeover Panel, Huntsman would not be able to increase its interest in Venator’s voting share capital without being obliged to make a mandatory offer for all of the outstanding shares in Venator not already owned by Huntsman. In addition: (i) any shareholder holding less than 30% of our voting share capital would not be able to increase their interest to 30% or above without being obliged to make a Rule 9 mandatory offer for the remaining shares in Venator not already held by such shareholder; and (ii) any shareholder already holding between 30% and 50% of our voting share capital would not be able to increase their interest without being obliged to make a mandatory offer, in each case without the consent of the U.K. Takeover Panel.
A majority of our current board of directors resides outside of the U.K., the Channel Islands and the Isle of Man. The Takeover Panel has confirmed that, based upon the non-U.K. residency of a majority of our current board of directors, our current management structure and our intended plans for our current directors and management, for the purposes of the Takeover Code, we are currently considered to have our place of central management and control outside the U.K., the Channel Islands or the Isle of Man. Therefore, the Takeover Code does not currently apply to us. It is possible that in the future circumstances could change that may cause the Takeover Code to apply to us.

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
We do not intend to pay dividends on our ordinary shares, and our debt agreements place certain restrictions on our ability to do so. Consequently, our shareholders' only opportunity to achieve a return on investment is if the price of our ordinary shares appreciates.
We do not plan to declare dividends on our ordinary shares in the foreseeable future. Additionally, our debt agreements place certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, our shareholders' only opportunity to achieve a return on investment in us will be if they sell their ordinary shares at a price greater than they paid for it.
Transfers of our shares may be subject to stamp duty or stamp duty reserve tax in the U.K., which would increase the cost of dealing in our shares.
Stamp duty or stamp duty reserve tax ("SDRT"), are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5% of the consideration paid for the transfer. Certain issues or transfers of shares to depositories or into clearance systems may be charged at a higher rate of 1.5%.
Our shareholders are strongly encouraged to hold shares in book entry form through the facilities of The Depository Trust Company ("DTC"). Transfers of shares held in book entry form through DTC currently do not attract a charge to stamp duty or SDRT in the U.K. A transfer of title in the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system, will attract a charge to stamp duty at a rate of 0.5% of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document, if any, stamped by HM Revenue & Customs ("HMRC")) before the transfer can be registered in the books of Venator. However, if those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at the rate of 1.5% to be paid by the transferor.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the world. Our headquarters and principal executive offices are located at the Wynyard location, with the address of Titanium House, Hanzard Drive, Wynyard Park, Stockton-On-Tees, TS22 5FD, United Kingdom.

The following is a list of our principal owned or leased properties where manufacturing, research and main office facilities are located.

Location(2)	Business Segment(4)	Description of Facility
Duisburg, Germany	Various	TiO2, Functional Additives, Water Treatment Manufacturing and Research Facility and Administrative Offices
Greatham, U.K.	TiO2	TiO2 Manufacturing Facility
Huelva, Spain	TiO2	TiO2 Manufacturing Facility
Lake Charles, Louisiana(3)	TiO2	TiO2 Manufacturing Facility
Pori, Finland(5)	TiO2	TiO2 Manufacturing Facility
Scarlino, Italy	TiO2	TiO2 Manufacturing Facility
Teluk Kalung, Malaysia(1)	TiO2	TiO2 Manufacturing Facility
Uerdingen, Germany(1)	TiO2	TiO2 Manufacturing Facility
Augusta, Georgia	Additives	Color Pigments Manufacturing Facility
Birtley, U.K.	Additives	Color Pigments Manufacturing Facility
Comines, France	Additives	Color Pigments Manufacturing Facility
Dandenong, Australia(1)	Additives	Color Pigments Manufacturing Facility
Freeport, Texas	Additives	Timber Treatments Manufacturing Facility
Harrisburg, North Carolina	Additives	Timber Treatments Manufacturing Facility
Ibbenbueren, Germany(1)	Additives	Water Treatment Manufacturing Facility
Kidsgrove, U.K.	Additives	Color Pigments Manufacturing Facility
Los Angeles, California	Additives	Color Pigments Manufacturing Facility
Schwarzheide, Germany(1)	Additives	Water Treatment Manufacturing Facility
Sudbury, U.K.	Additives	Color Pigments Manufacturing Facility
Taicang, China	Additives	Color Pigments Manufacturing Facility
Turin, Italy	Additives	Color Pigments Manufacturing Facility
Walluf, Germany(1)	Additives	Color Pigments Manufacturing Facility
Everberg, Belgium	Various	Shared Services Center and Administrative Offices
Kuala Lumpur, Malaysia(1)	Various	Shared Services Center and Administrative Offices
The Woodlands, Texas(1)	Various	Administrative Offices
Wynyard, U.K.(1)	Various	Headquarters & Administrative Offices, Research Facility and Shared Services Center

(1)Leased land and/or building.
(2)Excludes plant in Umbogintwini, South Africa, which was closed in the fourth quarter of 2016, plants in St. Louis, Missouri and Calais, France which were closed in 2017, and plants in Easton, Pennsylvania and Beltsville, Maryland, which were closed in 2018.
(3)Owned by LPC, our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos.
(4)Solely for the purposes of this column, "TiO2" and "Additives" represent the Titanium Dioxide and Performance Additives segments, respectively.
(5)The Pori, Finland plant closure was announced in the third quarter of 2018 and is ongoing.

ITEM 3. LEGAL PROCEEDINGS
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

The cases filed in the Dallas District Court have been consolidated into a single action, In re Venator Materials PLC Securities Litigation. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where it was consolidated into a single action with the case brought by the Cambria County Employees' Retirement Trust and is now known as In re: Venator Materials PLC Securities Litigation. On January 17, 2020, plaintiffs in the consolidated action filed a consolidated class action complaint.

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On October 3, 2019, a hearing was held on our motion to dismiss under the Texas Citizens Participation Act, which was subsequently denied. On October 22, 2019, we and other defendants filed a Petition for Writ of Mandamus in the Court of Appeals for the Fifth District of Texas seeking relief from the Dallas District Court’s denial of defendants’ Rule 91a motions to dismiss. On November 22, 2019, we also filed a notice of appeal regarding the denial of our motion to dismiss under the Texas Citizens Participation Act. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and those other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court.

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

Tronox Litigation

On April 26, 2019, we acquired intangible assets related to the European paper laminates business from Tronox. A separate agreement with Tronox entered into on July 14, 2018 requires that Tronox promptly pay us a "break fee" of $75 million upon the consummation of Tronox’s merger with The National Titanium Dioxide Company Limited ("Cristal") once the sale of the European paper laminates business to us was consummated, if the sale of Cristal’s Ashtabula manufacturing complex to us was not completed. The deadline for such payment was May 13, 2019. On April 26, 2019, Tronox publicly stated that it believes it is not obligated to pay the break fee.

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

On June 20, 2019, a release of nitrous oxide gas occurred at our Huelva facility in Spain. The gas cloud quickly dissipated but temporarily created an off-site visual impact. We are fully cooperating with the regulatory authorities investigating this matter. Because of the early stage of this investigation we are unable to reasonably estimate any sanction that may be imposed by Junta de Andalucia, however we believe that such sanctions could exceed $100,000.

Other Proceedings

See "Part II. Item 8. Financial Statements and Supplementary Data—Note 23. Commitments and Contingencies" of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our ordinary shares, $0.001 par value per share, are listed on the NYSE under the symbol "VNTR." As of March 10, 2020, there were three shareholders of record and the closing price of our ordinary shares on the New York Stock Exchange was $2.38 per share.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See "Part III. Item 11. Executive Compensation" of this report for information relating to our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 8. Financial Statements and Supplementary Data" of this report.

(in millions, except per share amounts)	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenues	$2,130	$2,265	$2,209	$2,139	$2,162
(Loss) income from continuing operations	(170)	(157)	136	(85)	(362)
(Loss) income per share from continuing operations attributable to Venator ordinary shareholders	$(1.64)	$(1.53)	$1.19	$(0.89)	$(3.47)
Balance Sheet Data (at year end):
Total assets	$2,265	$2,485	$2,847	$2,661	$3,413
Total long-term liabilities	1,104	1,087	1,083	1,309	1,477
Total assets from continuing operations(1)	2,265	2,485	2,847	2,535	3,205
Total long-term liabilities from continuing operations(2)	1,104	1,087	1,083	1,231	1,359

(1)Defined as total assets less current assets of discontinued operations and noncurrent assets of discontinued operations.
(2)Defined as total long-term liabilities less noncurrent liabilities of discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the information under the headings "Note Regarding Forward-Looking Statements," "Part I. Item 1A. Risk Factors," "Part II. Item 6. Selected Financial Data" and "Part I. Item 1. Business," as well as the audited consolidated and combined financial statements and the related notes thereto. The following MD&A gives effect to the recast as described in "Part II. Item 8. Financial Statements and Supplementary Data—Note 17. Discontinued Operations" of this report.

Recent Trends and Outlook

In 2020, we expect results in our Titanium Dioxide segment to reflect: (i) modest industry demand growth; (ii) TiO2 pricing to reflect regional supply and demand balances and increased competition for certain products; (iii) a soft economic environment, primarily in China and Europe, including the direct and indirect effects of China-U.S. trade negotiations, COVID-19 coronavirus and Brexit; (iv) manageable raw material (primarily ore), energy and other cost increases; (v) volume trends to reflect historical seasonal patterns (vi) increased sales of new and recently introduced TiO2 products; and (vii) additional benefit through cost and operational improvement actions as part of our 2019 Business Improvement Program and other cost and operational improvement actions. We are exploring ways to optimize the remaining transfer of our business from Pori, which may result in a lower total expected capital outlay and a lower associated EBITDA benefit than originally estimated.

In our Performance Additives segment, we expect business trends to be driven by: (i) a seasonal improvement in sales volumes compared to the fourth quarter of 2019; (ii) a soft economic environment, primarily in China and Europe, including the effects of China-U.S. trade negotiations, COVID-19 coronavirus and Brexit; (iii) challenging demand environment for certain products primarily in the automotive, plastic and construction end-use applications; (iv) raw material and cost increases; (v) benefits from portfolio optimization actions; (vi) additional benefit through cost and operational improvement actions including our 2019 Business Improvement Program.

In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and are underway with the implementation, having realized $20 million of savings in 2019. We continue to expect that when fully implemented, this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We expect the program will be fully implemented in 2020, ending the year at the full run-rate level.

In 2020, we expect total capital expenditures to be $80 million to $90 million. This includes capital expenditures relating to the transfer of our specialty and differentiated technology from our Pori, Finland manufacturing site to other sites in our manufacturing network.

We expect our corporate and other costs will be approximately $55 million in 2020.

Results of Operations

The following table sets forth our consolidated and combined results of operations for the years ended December 31, 2019, 2018 and 2017. For a discussion of the 2017 results of operations, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in the 2018 Form 10-K.

	Year Ended December 31,			Percent Change Year Ended
(Dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues	$2,130	$2,265	$2,209	(6)%	3%
Cost of goods sold	1,892	1,550	1,744	22%	(11)%
Operating expenses(4)	192	218	226	(12)%	(4)%
Restructuring, impairment and plant closing and transition costs	33	628	52	(95)%	1,108%
Operating income (loss)	13	(131)	187	NM	NM
Interest expense, net	(41)	(40)	(40)	3%	—%
Other income	8	6	39	33%	(85)%
(Loss) income from continuing operations before income taxes	(20)	(165)	186	(88)%	NM
Income tax (expense) benefit from continuing operations	(150)	8	(50)	NM	NM
(Loss) income from continuing operations	(170)	(157)	136	8%	NM
Income from discontinued operations, net of tax	—	—	8	NM	(100)%
Net (loss) income	(170)	(157)	144	8%	NM
Reconciliation of net loss to adjusted EBITDA:
Interest expense, net	41	40	40	3%	—%
Income tax expense (benefit) from continuing operations	150	(8)	50	NM	NM
Depreciation and amortization	110	132	127	(17)%	4%
Net income attributable to noncontrolling interests	(5)	(6)	(10)	(17)%	(40)%
Other adjustments:
Business acquisition and integration (credits) expense	(1)	20	5
Separation (gain) expense, net	(3)	2	7
U.S. income tax reform	—	—	(34)
Net income of discontinued operations, net of tax	—	—	(8)
Loss on disposition of businesses/assets	1	2	—
Certain legal settlements and related expenses	4	—	1
Amortization of pension and postretirement actuarial losses	14	15	17
Net plant incident costs (credits)	20	(232)	4
Restructuring, impairment and plant closing and transition costs	33	628	52
Adjusted EBITDA(1)	$194	$436	$395	(56)%	10%

Net cash provided by operating activities from continuing operations	33	282	337	(88)%	(16)%
Net cash used in investing activities from continuing operations	(150)	(321)	(11)	(53)%	2,818%
Net cash provided by (used in) financing activities from continuing operations	7	(18)	(123)	NM	(85)%
Capital expenditures	(152)	(326)	(197)	(53)%	65%

(Dollars in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Reconciliation of net (loss) income to adjusted net income (loss) attributable to Venator Materials PLC ordinary shareholders:
Net (loss) income	$(170)	$(157)	$144
Net income attributable to noncontrolling interests	(5)	(6)	(10)
Other adjustments:
Business acquisition and integration (credits) expenses	(1)	20	5
Separation (gain) expense, net	(3)	2	7
U.S. income tax reform	—	—	(34)
Net income of discontinued operations	—	—	(11)
Loss on disposition of businesses/assets	1	2	—
Certain legal settlements and related expenses	4	—	1
Amortization of pension and postretirement actuarial losses	14	15	17
Net plant incident costs (credits)	20	(232)	4
Restructuring, impairment and plant closing and transition costs	33	628	52
Income tax adjustments(3)	133	(37)	11
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$26	$235	$186
Weighted-average shares-basic	106.5	106.4	106.3
Weighted-average shares-diluted	106.5	106.7	106.7
Net loss attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$(1.64)	$(1.53)	$1.26
Diluted	$(1.64)	$(1.53)	$1.26
Other non-GAAP measures:
Adjusted net income attributable to Venator Materials PLC ordinary shareholders per share:(2)
Basic	$0.24	$2.21	$1.75
Diluted	$0.24	$2.20	$1.74

NM—Not meaningful
(1)Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income/loss before interest income/expense, net, income tax expense/benefit, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) U.S. income tax reform; (d) net income/loss of discontinued operations, net of tax; (e) loss/gain on disposition of business/assets; (f) certain legal settlements and related expenses/gains; (g) amortization of pension and postretirement actuarial losses/gains; (h) net plant incident costs/credits; and (i) restructuring, impairment, and plant closing and transition costs/credits. We believe that net income is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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
In addition to the limitations noted above, adjusted EBITDA excludes items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods because certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to ongoing operating results or trends and certain excluded items, while potentially recurring in future periods, may not be indicative of future results. For example, while amortization of pension and postretirement actuarial losses is a recurring item, it is not indicative of ongoing operating results and trends or future results.

(2)Adjusted net income attributable to Venator Materials PLC ordinary shareholders is computed by eliminating the after-tax amounts related to the following from net income/loss attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) U.S. income tax reform; (d) net income/loss of discontinued operations, net of tax; (e) loss/gain on disposition of business/assets; (f) certain legal settlements and related expenses/gains; (g) amortization of pension and postretirement actuarial losses/gains; (h) net plant incident costs/credits; and (i) restructuring, impairment, and plant closing and transition costs/credits. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

We eliminate the effect of significant changes to income tax valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period. We do not adjust for insignificant changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. We believe that this approach enables a clearer understanding of the long term impact of our tax structure on post tax earnings.

(4)As presented within Item 7, operating expenses include selling, general and administrative expenses and other operating expense/income.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
For the year ended December 31, 2019, net loss was $170 million on revenues of $2,130 million, compared with a net loss of $157 million on revenues of $2,265 million for the same period in 2018. The increase of $13 million in net loss was the result of the following items:
•Revenues for the year ended December 31, 2019 decreased by $135 million, or 6%, as compared with the same period in 2018. The decrease was due to a $52 million, or 3%, decrease in revenue in our Titanium Dioxide segment and an $83 million, or 14%, decrease in revenue in our Performance Additives segment. See "—Segment Analysis" below.
•Our operating expenses for the year ended December 31, 2019 decreased by $26 million, or 12%, as compared to the same period in 2018, primarily as a result lower overhead costs, lower depreciation expense, and a decrease in Pori related expenses, partially offset by the impact of $14 million of carbon credit sales in 2018 and the negative impact of foreign exchange.
•Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2019 decreased to $33 million from $628 million for the same period in 2018. For more information concerning restructuring activities, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 13. Restructuring, Impairment and Plant Closing and Transition Costs" of this report.
•Other income for the year ended December 31, 2019 increased by $2 million primarily as a result of the recognition of $4 million related to the change in the expected future payment to Huntsman pursuant to the tax matters agreement entered into as part of our separation partially offset by a net decrease in pension related expense.
•Income tax expense for the year ended December 31, 2019 was $150 million compared to $8 million of income tax benefit for the same period in 2018. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In 2019, we recorded a full valuation allowance against net deferred tax assets of $162 million. For further information concerning taxes, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes" of this report.

Segment Analysis

	Year Ended December 31,		Percent Change Favorable (Unfavorable)
(in millions)	2019	2018
Revenues
Titanium Dioxide	$1,614	$1,666	(3)%
Performance Additives	516	599	(14)%
Total	$2,130	$2,265	(6)%
Adjusted EBITDA
Titanium Dioxide	$197	$417	(53)%
Performance Additives	47	62	(24)%
	244	479	(49)%
Corporate and other	(50)	(43)	(16)%
Total	$194	$436	(56)%

	Year Ended December 31, 2019 vs. 2018
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(7)%	(3)%	—%	7%
Performance Additives	—%	(2)%	—%	(12)%

NM—Not meaningful
(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide
The Titanium Dioxide segment generated revenues of $1,614 million in the twelve months ended December 31, 2019, a decrease of $52 million, or 3%, compared to the same period in 2018. The decrease was primarily due to a 7% decline in the average TiO2 selling price and a 3% unfavorable impact of foreign currency translation, partially offset by a 7% increase in sales volumes. The decline in the average TiO2 selling price was primarily a result of lower functional TiO2 prices in Europe and Asia and more stable prices in North America. The average specialty TiO2 price was stable compared to the prior year. Sales volumes increased due to sales of new products, increased product availability and improved demand for our products.

Adjusted EBITDA for the Titanium Dioxide segment was $197 million, a decline of $220 million in the twelve months ended December 31, 2019 compared to the same period in 2018. This decrease is primarily a result of lower TiO2 margins due to a lower average TiO2 selling price, reduced contribution from specialty TiO2, higher raw material costs, $14 million of carbon credits sold in the twelve months ended December 31, 2018 and $41 million of lost earnings attributable to our Pori, Finland TiO2 manufacturing facility, which were reimbursed through insurance proceeds in the comparable period of 2018. This decrease was partially offset by higher sales volumes, a $13 million benefit from our 2019 Business Improvement Program and a $9 million benefit due to a change in plant utilization rates, which increased our overhead absorption and corresponding inventory valuation at certain facilities.

Performance Additives
The Performance Additives segment generated revenues of $516 million in the twelve months ended December 31, 2019, a decline of $83 million, or 14%, compared to the same period in 2018. This decrease was a result of a 12% decline in volumes and a 2% unfavorable impact of foreign currency translation. The average selling price was stable compared to the prior year. The decline in volumes was primarily attributable to soft demand in automotive coatings, plastics and electronics applications, lower sales into construction-related applications, including the effect of portfolio optimization and a discontinuation of sales of a product to a timber treatment customer.

Adjusted EBITDA in the Performance Additives segment was $47 million, a decrease of $15 million, or 24%, for the twelve months ended December 31, 2019 compared to the same period in 2018. This decrease was primarily a result of lower sales volumes and product mix, partially offset by lower raw material and selling, general and administrative costs, a $5 million benefit from our 2019 Business Improvement Program and a $2 million benefit due to a change in plant utilization which increased our overhead absorption rates at certain facilities.

Corporate and other
Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $50 million, or $7 million higher for the twelve months ended December 31, 2019 than the same period in 2018 due to a $9 million unfavorable impact of foreign currency exchange rates partially offset by a $2 million benefit from our 2019 Business Improvement Program.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
For the year ended December 31, 2018, net loss was $157 million on revenues of $2,265 million, compared with a net income of $144 million on revenues of $2,209 million for the same period in 2017. The decrease of $301 million in net income was the result of the following items:

•Revenues for the year ended December 31, 2018 increased by $56 million, or 3%, as compared with the same period in 2017. The increase was due to a $62 million, or 4%, increase in revenue in our Titanium Dioxide segment primarily due to an increase in average selling price, partially offset by a $6 million, or 1%, decrease in revenue in our Performance Additives segment due primarily to decreases in volumes. See "—Segment Analysis" below.
•Our operating expenses for the year ended December 31, 2018 decreased by $8 million, or 4%, as compared to the same period in 2017, primarily resulting from reduced overhead costs.
•Restructuring, impairment and plant closing and transition costs for the year ended December 31, 2018 increased to $628 million from $52 million for the same period in 2017. For more information concerning restructuring activities, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 13. Restructuring, Impairment and Plant Closing and Transition Costs" of this report.
•Other income for the year ended December 31, 2018 decreased by $33 million primarily as a result of the recognition of income in 2017 related to the change in the future payment to Huntsman pursuant to the tax matters agreement entered into as part of our separation. The change in future expected payment was due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%.
•Our income tax benefit for the year ended December 31, 2018 was $8 million compared to $50 million of income tax expense for the same period in 2017. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes" of this report.

Segment Analysis

	Year Ended December 31,		Percent Change Favorable (Unfavorable)
(in millions)	2018	2017
Revenues
Titanium Dioxide	$1,666	$1,604	4%
Performance Additives	599	605	(1)%
Total	$2,265	$2,209	3%
Segment adjusted EBITDA
Titanium Dioxide	$417	$387	8%
Performance Additives	62	72	(14)%
	479	459	4%
Corporate and other	(43)	(64)	33%
Total	$436	$395	10%

	Year Ended December 31, 2018 vs. 2017
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	13%	3%	1%	(13)%
Performance Additives	3%	2%	(2)%	(4)%

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

Liquidity and Capital Resources
We had cash and cash equivalents of $55 million and $165 million as of December 31, 2019 and 2018, respectively. We expect to have adequate liquidity to meet our obligations over the next 12 months. We believe our future obligations, including needs for capital expenditures will be met by available cash generated from operations and borrowings.
Our financing arrangements include $375 million of Senior Notes issued by our subsidiaries Venator Finance S.à r.l. and Venator Materials LLC (the "Issuers"), and borrowings of $375 million under the Term Loan Facility. We have a related-party note payable to Huntsman for a liability pursuant to the tax matters agreement entered into at the time of the separation which has been presented as Noncurrent payable to affiliate within the consolidated balance sheets.
In addition to the Senior Notes and the Term Loan Facility, we have an ABL Facility. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of December 31, 2019 is in excess of $273 million, of which $252 million is available to be drawn, as a result of $21 million of letters of credit issued and outstanding at December 31, 2019.
Items Impacting Short-Term and Long-Term Liquidity
Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:
•Cash inflows from our accounts receivable and inventory, net of accounts payable, increased by $119 million for the year ended December 31, 2019 as reflected in our consolidated and combined statements of cash flows. For 2020, we expect to spend $80 million to $90 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; certain cost reduction projects; and the cost to transfer our specialty and differentiated manufacturing from Pori, Finland to other sites within our manufacturing network. We expect to fund this spending with cash on hand as well as cash provided by operations and borrowings.

•During the year ended December 31, 2019, we made contributions to our pension and postretirement benefit plans of $40 million. During the first quarter of 2020, we expect to contribute an additional amount of approximately $7 million to these plans.

•We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of December 31, 2019, we had $16 million of accrued restructuring costs of which $9 million is classified as current. We expect to incur approximately $19 million and pay approximately $30 million of restructuring and plant closing costs during 2020. For further discussion of these plans and the costs involved, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 13. Restructuring, Impairment and Plant Closing and Transition Costs" of this report.

•In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and are underway with the implementation, having realized $20 million of savings in 2019. We continue to expect that when fully implemented, this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We expect the program will be fully implemented in 2020, ending the year at the full run-rate level.

•On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. On September 12, 2018, following our review of the Pori facility and options within our manufacturing network, and as a result of unanticipated cost escalation and extended timeline associated with reconstruction, we announced that we intend to close our Pori, Finland, TiO2 manufacturing facility and transfer certain specialty and differentiated products to other sites. We expect to continue to wind down the limited operations at the Pori facility through the transition period. We are exploring ways to optimize the remaining transfer of our business from Pori, which may result in a lower total expected capital outlay and a lower associated EBITDA benefit than originally estimated.

•In the first quarter of 2020, we initiated consultations with employee representatives on a proposal to restructure our manufacturing facility in Duisburg, Germany. Until the consultation process is concluded, the restructuring is not considered probable, and the total potential costs associated with this contemplated proposal, which are expected to be significant, cannot be determined. If the consultation process is successfully concluded, the Company would expect, at that time, to record charges related to the program including employee severance costs, accelerated depreciation and other costs associated with restructuring our manufacturing facility. The amount and timing of the recognition of these charges and the related cash expenditures will depend on a number of factors, including the timing of the completion of the consultation process and the negotiated elements of the associated plan.

•We have $732 million in aggregate principal outstanding, net of debt issuance costs of $14 million, under $371 million, 5.75% of Senior Notes due 2025, and a $361 million Term Loan Facility. As of December 31, 2019 and 2018, we had $13 million and $8 million, respectively, classified as current portion of debt. See further discussion under "Financing Arrangements."
As of December 31, 2019 and 2018, we had $16 million and $36 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe. In the first quarter of 2019, a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to a 5% withholding tax. As of December 31, 2019, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to material U.K., U.S., or other local country taxation. For the years ended December 31, 2018 and 2017, our non-U.K. subsidiaries made no distribution of earnings that caused them to be subject to material U.K., U.S., or other local country taxation.
Cash Flows for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net cash provided by operating activities was $33 million for the twelve months ended December 31, 2019, compared to net cash provided by operating activities of $282 million for the twelve months ended December 31, 2018. The decrease in net cash provided by operating activities for the twelve months ended December 31, 2019 compared with the same period of 2018 was primarily attributable to changes in net income. The $13 million increase in net loss, as described in "—Results of Operations" above, was offset by changes in non-cash elements of net income comprised primarily of a $583 million decrease in non-cash restructuring and impairment charges and a $158 million increase in income tax expense primarily as the result of the recognition of a full valuation allowance against the deferred tax assets held at our German businesses. The increase in net loss, after giving effect to the non-cash restructuring and impairment charges and the increase in income tax expense, was partially offset by an increase in cash flows due to changes in assets and liabilities of approximately $205 million.
Net cash used in investing activities was $150 million for the twelve months ended December 31, 2019, compared to net cash used in investing activities of $321 million for the twelve months ended December 31, 2018. The decrease in net cash used in investing activities for the twelve months ended December 31, 2019 compared with the same period of 2018 was primarily attributable to a $174 million decrease in capital expenditures as a result of the unreimbursed Pori capital expenditures in 2018.

Net cash provided by financing activities was $7 million for the twelve months ended December 31, 2019, compared to net cash used in financing activities of $18 million for the twelve months ended December 31, 2018. The increase in net cash provided by financing activities for the twelve months ended December 31, 2019 compared with the same period of 2018 was primarily attributable to $15 million in proceeds from the termination of cross-currency swap contracts in 2019 and $13 million favorable variance in net borrowings/repayments on notes payable.
Cash Flows for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net cash provided by operating activities from continuing operations was $282 million for the twelve months ended December 31, 2018 while net cash provided by operating activities from continuing operations was $337 million for the twelve months ended December 31, 2017. The decrease in net cash provided by operating activities from continuing operations for the twelve months ended December 31, 2018 compared with the same period of 2017 was primarily attributable to the $301 million decrease in net income described in "—Results of Operations" above, a $263 million unfavorable variance in changes in assets and liabilities, and an unfavorable decrease in deferred income taxes of $38 million, partially offset by an increase in noncash restructuring and impairment charges of $584 million.
Net cash used in investing activities from continuing operations was $321 million for the twelve months ended December 31, 2018, compared to net cash used in investing activities from continuing operations of $11 million for the twelve months ended December 31, 2017. The increase in net cash used in investing activities from continuing operations for the twelve months ended December 31, 2018 compared with the same period of 2017 was primarily attributable to a $205 million increase in capital expenditures, net of insurance proceeds for recovery of property damage, and a decrease in net payments from affiliates of $121 million year over year, partially offset by a change of $10 million related to cash received and cash invested in unconsolidated affiliates.

Net cash used in financing activities from continuing operations was $18 million for the twelve months ended December 31, 2018, compared to net cash used in financing activities from continuing operations of $123 million for the twelve months ended December 31, 2017. The decrease in net cash used in financing activities from continuing operations for the twelve months ended December 31, 2018 compared with the same period of 2017 was primarily attributable to the $832 million final settlement and repayment of affiliate balances at separation reflected in our 2017 cash outflows from financing activities, offset by a decrease in proceeds received from the issuance of the Senior Notes and Senior Credit facilities net of the payment of debt issuance costs of $732 million in 2017.

Changes in Financial Condition

The following information summarizes our working capital as of December 31, 2019 and 2018:

(Dollars in millions)	December 31, 2019	December 31, 2018	Increase (Decrease)	Percent Change
Cash and cash equivalents	$55	$165	$(110)	(67)%
Accounts and notes receivable, net	321	351	(30)	(9)%
Inventories	513	538	(25)	(5)%
Prepaid expenses	21	20	1	5%
Other current assets	67	51	16	31%
Total current assets	977	1,125	(148)	(13)%
Accounts payable	334	382	(48)	(13)%
Accounts payable to affiliates	17	18	(1)	(6)%
Accrued liabilities	116	135	(19)	(14)%
Current operating lease liability	8	—	8	NM
Current portion of debt	13	8	5	63%
Total current liabilities	488	543	(55)	(10)%
Working capital	$489	$582	$(93)	(16)%

NM—Not meaningful

Our working capital decreased by $93 million as a result of the net impact of the following significant changes:

•Cash and cash equivalents decreased by $110 million primarily due to cash outflows of $150 million from investing activities, partially offset by inflows of $33 million from operating activities and $7 million from financing activities.
•Accounts receivable decreased by $30 million primarily due to lower sales year over year.
•Inventories decreased by $25 million primarily due to lower levels of finished goods at December 31, 2019 as compared to the prior year as a result of seasonality and efforts across the organization to manage inventory levels partially offset by an $11 million increase in inventory due to a change in plant utilization rates which increased our overhead absorption and corresponding inventory valuation at certain facilities in 2019.
•Accrued liabilities decreased by $19 million primarily due to a reduction of $9 million of accrued restructuring costs and $7 million of current portion of ARO costs.

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

Our working capital increased by $72 million as a result of the net impact of the following significant changes:

•Cash and cash equivalents decreased by $73 million primarily due to cash outflows of $321 million from investing activities from continuing operations and outflows of $18 million from financing activities from continuing operations partially offset by cash inflows of $282 million from operating activities from continuing operations.
•Accounts receivable decreased by $29 million primarily due to lower sales year over year.
•Inventories increased by $84 million primarily due to customer destocking during the year ended December 31, 2018.
•Accrued liabilities decreased by $109 million primarily due to the decreased capital accruals for the Pori, Finland plant rebuild.

Financing Arrangements
For a discussion of financing arrangements, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 16. Debt" of this report.

Cross-Currency Swap
For a discussion of cross-currency swaps, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 18. Derivative Instruments and Hedging Activities" of this report.

Contractual Obligations and Commercial Commitments
Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments from continuing operations as of December 31, 2019 are summarized below:

(Dollars in millions)	2020	2021-2022	2023-2024	After 2024	Total
Long-term debt, including current portion(1)	$4	$8	$355	$375	$742
Interest(2)	39	75	67	22	203
Finance leases	2	3	2	6	13
Operating leases	11	16	9	39	75
Purchase commitments(3)	100	183	22	38	343
Total(4)(5)	$156	$285	$455	$480	$1,376

(1)For more information, see "—Financing Arrangements."
(2)Interest calculated using actual and forecasted interest rates as of December 31, 2019 and contractual maturity dates.
(3)We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2019. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For each of the years ended December 31, 2019, 2018 and 2017, we made minimum payments of $1 million, nil and $2 million, respectively, under such take or pay contracts without taking the product.
(4)Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows:

(Dollars in millions)	2020	2021-2022	2023-2024	Annual Average of Next 5 Years
Pension plans	$43	$80	$21	$5
Other postretirement obligations	—	—	—	—

(5)The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes" of this report.

Off-Balance-Sheet Arrangements
We are required to provide standby letters of credit primarily to collateralize our obligation to third parties for pension liabilities and commercial obligations in the ordinary course of business. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities on the consolidated balance sheets. For a discussion of letters of credit, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 16. Debt" of this report.

Restructuring, Impairment and Plant Closing and Transition Costs
For further discussion of these and other restructuring plans and the costs involved, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 13. Restructuring, Impairment and Plant Closing and Transition Costs" of this report.

Legal Proceedings
For a discussion of legal proceedings, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 23. Commitments and Contingencies—Legal Matters" of this report.

Environmental, Health and Safety Matters
As noted in "Part I. Item 1. Business—Environmental, Health and Safety Matters" and "Part I. Item 1A. Risk Factors" of this report, we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 24. Environmental, Health and Safety Matters" of this report.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 2. Recently Issued Accounting Pronouncements" of this report.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our consolidated and combined financial statements. Our significant accounting policies are summarized in "Part II. Item 8. Financial Statements and Supplementary Data—Note 1. Description Of Business, Recent Developments and Summary Of Significant Accounting Policies" of this report. Summarized below are our critical accounting policies:
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
The following weighted-average discount rate assumptions were used for the defined benefit and other postretirement plans for the year:

	December 31, 2019	December 31, 2018	December 31, 2017
Defined benefit plans
Projected benefit obligation	1.60%	2.38%	2.21%
Net periodic pension cost	2.38%	2.21%	1.86%
Other postretirement benefit plans
Projected benefit obligation	3.27%	3.50%	3.38%
Net periodic pension cost	3.51%	3.30%	3.72%
The expected return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management's expected long-term return for each asset class. The expected rate of return on U.S. plan assets was 7.75% in 2019 and 2018, each, and the expected rate of return on non-U.S. plans was 5.18% and 5.21% for 2019 and 2018, respectively.

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

Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
1% increase	$(12)	$(169)
1% decrease	18	200
Expected long-term rates of return on plan assets
1% increase	(8)	—
1% decrease	8	—
Rate of compensation increase
1% increase	2	12
1% decrease	(2)	(9)

(1)Estimated (decrease) increase on 2019 net periodic benefit cost
(2)Estimated (decrease) increase on December 31, 2019 pension and postretirement liabilities and accumulated other comprehensive loss

Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limit our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2019, we had total valuation allowances of $585 million. See "Part II. Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes" of this report for more information regarding our valuation allowances.
As of December 31, 2019, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.
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

Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2019, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2019 would have been approximately $11 million less or $14 million greater, respectively.
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
Restructuring and Plant Closing and Transition Costs
We recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs in each of our business segments. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 13. Restructuring, Impairment and Plant Closing and Transition Costs" of this report.
Contingent Loss Accruals
Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. As of December 31, 2019 and 2018, we had recognized a liability of $9 million and $12 million, respectively, related to these environmental matters. For further information, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 24. Environmental, Health and Safety Matters" of this report.
We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 23. Commitments and Contingencies—Legal Proceedings" of this report.
Variable Interest Entities—Primary Beneficiary
We evaluate each of our variable interest entities on an on-going basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regard to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant. The factors management considers when determining if we have the power to direct the activities that most significantly impact each of our variable interest entity’s economic performance include supply arrangements, manufacturing arrangements, marketing arrangements and sales arrangements. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary. For the years ended December 31, 2019, 2018 and 2017, the percentage of revenues from our consolidated variable interest entities in relation to total revenues that will ultimately be attributable to Venator is 4.4%, 5.2% and 5.7%, respectively. For further information, see "Part II. Item 8. Financial Statements and Supplementary Data—Note 9. Variable Interest Entities" of this report.

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
The carrying value of our floating rate debt is $361 million at December 31, 2019. A hypothetical 1% increase in interest rates on our floating rate debt as of December 31, 2019 would increase our interest expense by approximately $4 million on an annualized basis.
Foreign Exchange Rate Risk
We are exposed to market risks associated with foreign exchange risk. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At December 31, 2019 and 2018 we had $75 million and $89 million notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

In December 2017, we entered into three cross-currency swap agreements to convert a portion of our intercompany fixed-rate, U.S. Dollar denominated notes, including the semi-annual interest payments and the payment of remaining principle at maturity, to a fixed-rate, Euro denominated debt. The economic effect of the swap agreement was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the notes by exchanging a notional amount of $200 million at a fixed rate of 5.75% for €169 million with a fixed annual rate of 3.43%. These hedges were designated as cash flow hedges and the critical terms of the cross-currency swap agreements correspond to the underlying hedged item. These swaps had a maturity date of July 2022, which was the best estimate of the repayment date of the intercompany loans.
In August 2019, we terminated the three cross-currency swaps entered into in 2017, resulting in cash proceeds of $15 million. Concurrently, we entered into three new fixed to fixed cross-currency swaps which notionally exchanged $200 million at a fixed rate of 5.75% for €181 million on which a weighted average rate of 3.73% is payable. The cross-currency swaps have been designated as cash flow hedges of a fixed rate U.S. Dollar intercompany loan and the economic effect is to eliminate uncertainty on the U.S. Dollar cash flows. The cross-currency swaps are set to mature July 2024, which is the best estimate of the repayment date on the intercompany notes.
During 2019, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $6 million.

During 2020, the amount of accumulated other comprehensive loss at December 31, 2019 related to hedging transactions that is expected to be reclassified to earnings is immaterial. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.
Commodity Price Risk
A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of December 31, 2019 and 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VENATOR MATERIALS PLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Venator Materials PLC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Venator Materials PLC and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive (loss) income, equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to adoption of FASB ASC Topic 842, Leases, using the modified retrospective approach.

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

March 12, 2020

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Venator Materials PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined statements of operations, comprehensive income, equity, and cash flows of Venator Materials PLC and subsidiaries (the "Company") for the year ended December 31, 2017, and the related notes listed in the Index for Item 8 and Schedule II – Valuation and Qualifying Accounts included in Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the financial statements include allocations of direct and indirect corporate expenses from Huntsman Corporation through the date of separation and are presented on a stand-alone basis as if Venator's operations had been conducted independently from Huntsman Corporation; however, prior to Separation, Venator did not operate as a separate, stand-alone entity for the period presented and, as such, the financial statements may not be fully indicative of Venator's results of operations and cash flows as an unaffiliated company from Huntsman Corporation.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2018

We began serving as the Company’s auditor in 2016. In 2018, we became the predecessor auditor.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$55	$165
Accounts receivable (net of allowance for doubtful accounts of $4 and $5, respectively)	321	351
Inventories(a)	513	538
Prepaid expenses	21	20
Other current assets	67	51
Total current assets	977	1,125
Property, plant and equipment, net(a)	989	994
Operating lease right-of-use assets(a)	43	—
Intangible assets, net(a)	21	16
Investment in unconsolidated affiliates(a)	92	83
Deferred income taxes	33	178
Other noncurrent assets	110	89
Total assets	$2,265	$2,485
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$334	$382
Accounts payable to affiliates	17	18
Accrued liabilities(a)	116	135
Current operating lease liability(a)	8	—
Current portion of debt(a)	13	8
Total current liabilities	488	543
Long-term debt	737	740
Operating lease liability(a)	37	—
Other noncurrent liabilities	300	313
Noncurrent payable to affiliates	30	34
Total liabilities	1,592	1,630
Commitments and contingencies (Notes 23 and 24)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 and 106 issued and outstanding, respectively	—	—
Additional paid-in capital	1,322	1,316
Retained deficit	(271)	(96)
Accumulated other comprehensive loss	(385)	(373)
Total Venator Materials PLC shareholders' equity	666	847
Noncontrolling interest in subsidiaries	7	8
Total equity	673	855
Total liabilities and equity	$2,265	$2,485

(a) At December 31, 2019 and December 31, 2018, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $2 and $5 of cash and cash equivalents; $4 and $5 of accounts receivable, net; $2 and $1 of inventories; $5 each of property, plant and equipment, net; $1 and nil of operating lease right-of-use assets; $11 and $14 of intangible assets, net; $1 each of accounts payable; $3 and $4 of accrued liabilities; $1 and nil of operating lease liabilities; and nil and $2 of current portion of debt. See "Note 9. Variable Interest Entities."

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
(Dollars in millions, except per share amounts)	2019	2018	2017
Trade sales, services and fees, net	$2,130	$2,265	$2,209
Cost of goods sold	1,892	1,550	1,744
Operating expenses:
Selling, general and administrative (includes corporate allocations from Huntsman of nil, nil and $62, respectively)	182	212	216
Restructuring, impairment and plant closing and transition costs	33	628	52
Other operating expense, net	10	6	10
Total operating expenses	225	846	278
Operating income (loss)	13	(131)	187
Interest expense	(53)	(53)	(100)
Interest income	12	13	60
Other income, net	8	6	39
(Loss) income from continuing operations before income taxes	(20)	(165)	186
Income tax (expense) benefit	(150)	8	(50)
(Loss) income from continuing operations	(170)	(157)	136
Income from discontinued operations, net of tax	—	—	8
Net (loss) income	(170)	(157)	144
Net income attributable to noncontrolling interests	(5)	(6)	(10)
Net (loss) income attributable to Venator	$(175)	$(163)	$134

Basic (losses) earnings per share:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(1.64)	$(1.53)	$1.19
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	—	0.07
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(1.64)	$(1.53)	$1.26

Diluted (losses) earnings per share:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(1.64)	$(1.53)	$1.18
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	—	—	0.08
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(1.64)	$(1.53)	$1.26

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(Dollars in millions)	2019	2018	2017
Net (loss) income	$(170)	$(157)	$144
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1)	(90)	106
Pension and other postretirement benefits adjustments	(17)	(11)	39
Hedging instruments	6	11	(5)
Other comprehensive (loss) income, net of tax	(12)	(90)	140
Comprehensive (loss) income	(182)	(247)	284
Comprehensive income attributable to noncontrolling interest	(5)	(6)	(10)
Comprehensive (loss) income attributable to Venator	$(187)	$(253)	$274

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Total Venator Materials PLC Equity
	Ordinary Shares		Parent's Net Investment and Advances	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(Dollars in millions)	Shares	Amount
Balance, January 1, 2017	—	$—	$588	$—	$—	$(423)	$12	$177
Net income	—	—	67	—	67	—	10	144
Net changes in other comprehensive loss	—	—	—	—	—	140	—	140
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Net changes in parent’s net investment and advances	—	—	653	—	—	—	—	653
Conversion of parent's net investment and advances to paid-in capital	106	—	(1,308)	1,308	—	—	—	—
Activity related to stock plans	—	—	—	3	—	—	—	3
Balance, December 31, 2017	106	$—	$—	$1,311	$67	$(283)	$10	$1,105
Net (loss) income	—	—	—	—	(163)	—	6	(157)
Net changes in other comprehensive loss	—	—	—	—	—	(90)	—	(90)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Activity related to stock plans	—	—	—	5	—	—	—	5
Balance, December 31, 2018	106	$—	$—	$1,316	$(96)	$(373)	$8	$855
Net (loss) income	—	—	—	—	(175)	—	5	(170)
Net changes in other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Activity related to stock plans	1	—	—	6	—	—	—	6
Balance, December 31, 2019	107	$—	$—	$1,322	$(271)	$(385)	$7	$673

See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in millions)	2019	2018	2017
Operating Activities:
Net (loss) income	$(170)	$(157)	$144
Income from discontinued operations, net of tax	—	—	(8)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	110	132	127
Deferred income taxes	143	(19)	19
Loss on disposal of assets	—	—	1
Noncash restructuring and impairment charges	8	591	7
Insurance proceeds for business interruption, net of gain on recovery	—	—	21
Noncash interest	3	1	18
Noncash loss (gain) on foreign currency transactions	4	(6)	1
Other, net	2	9	13
Changes in assets and liabilities:
Accounts receivable	22	25	(24)
Inventories	21	(103)	8
Prepaid expenses	(1)	(1)	(2)
Other current assets	(3)	(13)	(1)
Other noncurrent assets	(33)	(49)	9
Accounts payable	(29)	(27)	51
Accrued liabilities	(12)	(96)	13
Other noncurrent liabilities	(32)	(5)	(60)
Net cash provided by operating activities from continuing operations	33	282	337
Net cash provided by operating activities from discontinued operations	—	—	1
Net cash provided by operating activities	33	282	338
Investing Activities:
Capital expenditures	(152)	(326)	(197)
Insurance proceeds for recovery of property damage	—	—	76
Cash received from unconsolidated affiliates	41	34	44
Investment in unconsolidated affiliates	(50)	(30)	(50)
Cash received from notes receivable	12	—	—
Repayment of government grant	—	—	(5)
Net payments from affiliates	—	—	121
Other, net	(1)	1	—
Net cash used in investing activities from continuing operations	(150)	(321)	(11)
Net cash used in investing activities from discontinued operations	—	—	(1)
Net cash used in investing activities	(150)	(321)	(12)
Financing Activities:
(Payments on) proceeds from short-term debt	(2)	—	1
Net borrowing (repayments) on notes payable	7	(6)	—
Principal payments on long-term debt	(6)	(4)	(12)
Proceeds from issuance of long-term debt	—	—	750
Proceeds from the termination of cross-currency swap contracts	15	—	—
Dividends paid to noncontrolling interests	(6)	(8)	(12)

Net repayments from affiliate accounts payable	—	—	(100)
Final settlement of affiliate balances at separation	—	—	(732)
Debt issuance costs paid	(1)	—	(18)
Net cash provided by (used in) financing activities from continuing operations	7	(18)	(123)
Net cash used in financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	7	(18)	(123)
Effect of exchange rate changes on cash	—	(16)	5
(Decrease) increase in cash and cash equivalents, including discontinued operations	(110)	(73)	208
Cash and cash equivalents at beginning of period, including discontinued operations	165	238	30
Cash and cash equivalents at end of period	$55	$165	$238
Supplemental cash flow information:
Cash paid for interest	$41	$46	$28
Cash paid for income taxes	8	34	21
Noncash investing and financing activities:
The amount of capital expenditures in accounts payable	$46	$70	$39
Received noncash settlements of notes receivable from affiliates	—	—	57
Settled noncash long-term debt to affiliates	—	—	792
See notes to consolidated and combined financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Description Of Business, Recent Developments and Summary Of Significant Accounting Policies
Description of Business
For convenience in this report, the terms "our," "us," "we" or "Venator" may be used to refer to Venator Materials PLC and, unless the context otherwise requires, its subsidiaries.
Venator became an independent publicly traded company following our IPO and separation from Huntsman Corporation in August 2017. Venator operates in two segments: Titanium Dioxide and Performance Additives. The Titanium Dioxide segment primarily manufactures and sells TiO2, and operates seven TiO2 manufacturing facilities across the globe, excluding our plant in Pori, Finland, ongoing closure of which was announced in the third quarter of 2018. The Performance Additives segment manufactures and sells functional additives, color pigments, timber treatment and water treatment chemicals. This segment operates 16 manufacturing and processing facilities globally.
Basis of Presentation
Venator’s consolidated and combined financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Prior to our separation, Huntsman performed certain administrative and other services for Venator. These expenses were incurred by Huntsman and allocated to Venator based on either specific services provided or based on Venator’s total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations were reasonable. Corporate allocations include allocated selling, general, and administrative expenses of $62 million for the year ended December 31, 2017.
In the notes to consolidated and combined financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
Summary of Significant Accounting Policies
Asset Retirement Obligations
Venator accrues for asset retirement obligations, which consist primarily of asbestos abatement costs, demolition and removal costs, leasehold remediation costs and landfill closure costs, in the period in which the obligations are incurred. Asset retirement obligations are initially recorded at estimated fair value. When the related liability is initially recorded, Venator capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its estimated settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, Venator will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See "Note 14. Asset Retirement Obligations."
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

Prior to the separation, Venator participated in Huntsman International’s cash pooling program. The cash pooling program was an intercompany borrowing arrangement designed to reduce Venator’s dependence on external short-term borrowing. See "Note 16. Debt."
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
Derivative Transactions and Hedging Activities
All derivatives are recorded on Venator’s consolidated balance sheets at fair value. Gains and losses on derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and recognized in income (expense) when the hedged item impacts earnings. See "Note 18. Derivative Instruments and Hedging Activities."
Environmental Expenditures
Environmental-related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See "Note 24. Environmental, Health and Safety Matters."
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
Foreign currency transaction gains and losses are recorded in other expense (income), net in the consolidated and combined statements of operations and were net losses of $4 million, net gains of $6 million, and net losses of $1 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
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
Prior to the separation, Venator included the U.S. Titanium Dioxide and Performance Additives subsidiaries of Huntsman International which were treated for U.S. tax purposes as divisions of Huntsman International. Huntsman International was included in the U.S. consolidated tax return of its parent, Huntsman. The U.S. tax expense, deferred tax assets, and deferred tax liabilities in these financial statements do not necessarily reflect the tax expense, deferred tax assets, or deferred tax liabilities that would have resulted had Venator not been operated as a U.S. income tax branch structure in combination with Huntsman. A 2% U.S. state income tax rate (net of federal benefit) was estimated for Venator based upon the estimated apportionment factors and actual income tax rates in state tax jurisdictions where it had nexus. U.S. foreign tax credits relating to taxes paid by non-U.S. business entities were generated and utilized by Huntsman. On a separate entity basis, these foreign tax credits would not have been generated or utilized, therefore, no additional allocation of Huntsman foreign tax credits was necessary. Additionally, Huntsman had no U.S. net operating loss carryforward amounts ("NOLs") or similar attributes to allocate. Venator believes this methodology is reasonable and complies with Staff Accounting Bulletin Topic 1B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Venator is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires Venator to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not, Venator is required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. The judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated and combined financial statements. See "Note 20. Income Taxes."

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
Research and Development
Research and development costs are expensed as incurred and recorded in selling, general and administrative expense. Research and development costs charged to expense were $15 million, $17 million and $16 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
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
Reclassification
Certain amounts in the consolidated and combined financial statements for 2017 have been reclassified to conform with the current presentation. These reclassifications were to record results of operations of other businesses of Huntsman to discontinued operations. See "Note 17. Discontinued Operations."

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

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted During the Period

Effective January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) using the modified retrospective approach which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The adoption of this ASU did not result in a cumulative effect adjustment to the opening balance of retained earnings. This ASU requires substantially all leases to be recognized on the balance sheet as right-of-use assets ("ROU assets") and lease obligations. Additional qualitative and quantitative disclosures are also required. Adoption of the new standard resulted in the recording of an operating lease ROU asset of $47 million and a lease liability of $49 million. The adoption of this ASU did not have a material impact on our consolidated and combined statements of operations or cash flows. Our accounting for finance leases remained substantially unchanged.

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

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This standard is effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of this ASU did not have a material impact on our consolidated and combined statements of comprehensive income.

Accounting Pronouncements Pending Adoption in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We have completed our assessment and we do not anticipate this will have a material impact on our consolidated and combined financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20). The amendments in this ASU add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This standard is effective for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. Since the ASU is related to disclosure requirements only, this adoption will not have a material impact on our consolidated and combined financial statements.

Note 3. Leases

We have leases for warehouses, office space, land, office equipment, production equipment and automobiles. ROU assets and lease obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. We have elected to account for lease and associated non-lease components as a single lease component for all asset classes with the exception of buildings and we do not recognize ROU assets and related lease obligations with lease terms of 12 months or less from the commencement date. Operating lease ROU assets and liabilities are included in operating lease right-of-use assets, current operating lease liabilities, and operating lease liabilities on our consolidated balance sheet. Finance leases ROU assets are included in property, plant and equipment, net, while finance lease liabilities are included in long-term debt. As the implicit rate is not readily determinable in most of our lease arrangements, we use our incremental borrowing rate based on information available at the commencement date in order to determine the net present value of lease payments. We give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. We have lease agreements that contain lease and non-lease components.

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

The components of lease expense were as follows:

Lease Cost	Year Ended December 31, 2019
Operating lease cost	$12
Finance lease cost:
Amortization of right-of-use assets	1
Interest on lease liabilities	1
Short-term lease cost	1

Supplemental balance sheet information related to leases was as follows:

Leases	As of December 31, 2019
Assets
Operating Lease Right-of-Use Assets	$43

Finance Lease Right-of-Use Assets, at cost	$14
Accumulated Depreciation	(5)
Finance Lease Right-of-Use Assets, net	$9

Liabilities
Operating Lease Obligation
Current	$8
Non-Current	37
Total Operating Lease Liabilities	$45

Finance Lease Obligation
Current	$2
Non-Current	8
Total Finance Lease Liabilities	$10

Cash paid for amounts included in the present value of operating lease liabilities were as follows:

Cash Flow Information	Year Ended December 31, 2019
Operating cash flows from operating leases	$12
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

Lease Term and Discount Rate	As of December 31, 2019
Weighted average remaining lease term (years)
Operating leases	14.0
Finance leases	5.9
Weighted average discount rate
Operating leases	7.2%
Financing leases	5.2%

Maturities of lease liabilities were as follows:

December 31,	Operating Leases	Finance Leases	Total
2020	$11	$2	$13
2021	9	2	11
2022	7	1	8
2023	5	1	6
2024	4	1	5
After 2024	39	6	45
Total lease payments	$75	$13	$88
Less: Interest	30	3	33
Present value of lease liabilities	$45	$10	$55

Disclosures related to periods prior to adoption of the New Lease Standard
The total expense recorded under operating lease agreements in the consolidated and combined statements of operations was $16 million for the year ended December 31, 2018. Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2018 were as follows:

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

The following table disaggregates our revenue by major geographical region for the years ended December 31, 2019, 2018 and 2017:

	2019			2018			2017
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$786	$182	$968	$828	$206	$1,034	$794	$194	$988
North America	320	226	546	296	277	573	281	301	582
Asia	343	87	430	368	98	466	349	97	446
Other	165	21	186	174	18	192	180	13	193
Total Revenues	$1,614	$516	$2,130	$1,666	$599	$2,265	$1,604	$605	$2,209

The following table disaggregates our revenue by major product line for the years ended December 31, 2019, 2018 and 2017:

	2019			2018			2017
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$1,614	$—	$1,614	$1,666	$—	$1,666	$1,604	$—	$1,604
Color Pigments	—	258	258	—	294	294	—	302	302
Functional Additives	—	118	118	—	140	140	—	130	130
Timber Treatment	—	118	118	—	142	142	—	151	151
Water Treatment	—	22	22	—	23	23	—	22	22
Total Revenues	$1,614	$516	$2,130	$1,666	$599	$2,265	$1,604	$605	$2,209

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

Basic and diluted earnings (losses) per share is determined using the following information:

	For the years ended December 31,
	2019	2018	2017
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(175)	$(163)	$126
Basic and diluted income from discontinued operations:
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	$—	$—	$8
Basic and diluted net (loss) income:
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(175)	$(163)	$134
Denominator:
Weighted average shares outstanding	106.5	106.4	106.3
Dilutive share-based awards	—	0.3	0.4
Total weighted average shares outstanding, including dilutive shares	106.5	106.7	106.7

The number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was 2 million for the year ended December 31, 2019, 1 million for the year ended December 31, 2018 and not significant for the year ended December 31, 2017.

Note 6. Inventories
Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,
	2019	2018
Raw materials and supplies	$166	$165
Work in process	49	56
Finished goods	298	317
Total	$513	$538

Note 7. Property, Plant and Equipment
The cost and accumulated depreciation of property, plant and equipment at December 31, 2019 and December 31, 2018 were as follows:

	December 31,
	2019	2018
Land and land improvements	$97	$98
Buildings	241	236
Plant and equipment	1,974	1,926
Construction in progress	180	144
Total	2,492	2,404
Less accumulated depreciation	(1,503)	(1,410)
Property, plant, and equipment—net	$989	$994

Depreciation expense for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $106 million, $129 million and $124 million, respectively.

Note 8. Investment In Unconsolidated Affiliates

Investments in companies in which we exercise significant influence, but do not control, are accounted for using the equity method.
Tioxide Americas Inc., a wholly-owned subsidiary of Venator, has a 50% interest in LPC. Located in Lake Charles, Louisiana, LPC is a joint venture that produces TiO2 for the exclusive benefit of each of the joint venture partners. In accordance with the joint venture agreement, this plant operates on a break-even basis. This investment is accounted for using the equity method and totaled $92 million and $83 million at December 31, 2019 and December 31, 2018, respectively.

Note 9. Variable Interest Entities
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
•Viance is our 50%-owned joint venture with DuPont. Viance markets timber treatment products for Venator. Our joint venture interest in Viance was acquired as part of the Rockwood acquisition. It was determined that the activity that most significantly impacts its economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary and began consolidating Viance upon the Rockwood acquisition on October 1, 2014.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at December 31, 2019, the joint ventures’ assets, liabilities and results of operations are included in Venator’s consolidated and combined financial statements.
The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities are as follows:

	Year ended December 31,
	2019	2018	2017
Revenues	$93	$117	$127
Income from continuing operations before income taxes	10	13	21
Net cash provided by operating activities	12	16	25

Note 10. Intangible Assets

The cost and accumulated amortization of intangible assets at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019			December 31, 2018
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$27	$10	$17	$18	$9	$9
Other intangibles	14	10	4	14	7	7
Total	$41	$20	$21	$32	$16	$16

Amortization expense was $4 million, $3 million and $3 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
Our estimated future amortization expense for intangible assets over the next five years is as follows:

Year ending December 31,	Amount
2020	$4
2021	5
2022	4
2023	4
2024	1

Note 11. Other Noncurrent Assets
Other noncurrent assets at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,
	2019	2018
Pension assets	79	46
Spare parts inventory	$27	$25
Debt issuance costs	4	4
Notes receivable	—	10
Other	—	4
Total	$110	$89

Note 12. Accrued Liabilities

Accrued liabilities at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,
	2019	2018
Payroll and benefits	$49	$49
Rebate accrual	19	19
Restructuring and plant closing costs	9	18
Asset retirement obligation	3	10
Pension liabilities	1	1
Taxes other than income taxes	—	2
Other miscellaneous accruals	35	36
Total	$116	$135

Note 13. Restructuring, Impairment and Plant Closing and Transition Costs
Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Company-wide Restructuring

In January 2019, we implemented a plan to reduce costs and improve efficiency of certain company-wide functions. As part of the program, we recorded restructuring expense of $5 million for the year ended December 31, 2019, all of which related to workforce reductions. We expect that additional costs related to this plan will be immaterial.

Titanium Dioxide Segment

In July 2016, we implemented a plan to close our Umbogintwini, South Africa Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $1 million, $3 million and $4 million for the years ended December 31, 2019, 2018 and 2017, respectively, all of which related to plant shutdown costs. We expect further charges as part of this program to be immaterial.

In March 2017, we implemented a plan to close the white end finishing and packaging operation of our Titanium Dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. As part of the program, we recorded restructuring expense of $8 million, $15 million and $34 million for the years ended December 31, 2019, 2018 and 2017, respectively, all of which related to plant shutdown costs. We expect to incur additional plant shutdown costs of approximately $13 million through 2023.

In September 2018, we implemented a plan to close our Pori, Finland Titanium Dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $17 million for the year ended December 31, 2019, of which $20 million of accelerated depreciation, $6 million related to plant shutdown costs, and $5 million related to employee benefits was partly offset by a gain of $14 million related to early settlement of contractual obligations. This restructuring expense consists of $11 million of cash expense and a net noncash expense of $6 million. We expect to incur additional charges of approximately $101 million through the end of 2024, of which $15 million relates to accelerated depreciation, $82 million relates to plant shut down costs, $2 million relates to other employee costs and $2 million related to the write off of other assets. Future charges consist of $17 million of noncash costs and $84 million of cash costs.
We recorded restructuring expense of $465 million for the year ended December 31, 2018, of which $417 million was related to accelerated depreciation, $39 million was related to employee benefits, and $9 million was related to the write-off of other assets. This restructuring expense consisted of $39 million of cash and $426 million related of noncash charges.

Performance Additives Segment

In September 2017, we implemented a plan to close our Performance Additives manufacturing facilities in St. Louis, Missouri and Easton, Pennsylvania. As part of the program, we recorded restructuring expense of nil, $16 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively. We do not expect to incur any additional charges as part of this program.

In May 2018, we implemented a plan to close portions of our Performance Additives manufacturing facility in Augusta, Georgia. As part of the program, we recorded restructuring expense of nil and $129 million for the years ended December 31, 2019 and 2018, respectively. We do not expect to incur any additional charges as part of this program.

In August 2018, we implemented a plan to close our Performance Additives manufacturing site in Beltsville, Maryland. As part of the program, we recorded restructuring expense of $2 million and nil for the year ended December 31, 2019 and 2018, respectively, all of which related to accelerated depreciation. We do not expect to incur any additional charges as part of this program.

Accrued Restructuring and Plant Closing and Transition Costs

As of December 31, 2019, December 31, 2018 and December 31, 2017, accrued restructuring and plant closing costs by type of cost and initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2017	$21	$—	$21
2017 charges for 2016 and prior initiatives	—	8	8
2017 charges for 2017 initiatives	33	4	37
Reversal of reserves no longer required	(1)	—	(1)
2017 payments for 2016 and prior initiatives	(12)	(8)	(20)
2017 payments for 2017 initiatives	(8)	(4)	(12)
Foreign currency effect on liability balance	1	—	1
Accrued liabilities as of December 31, 2017	$34	$—	$34
2018 charges for 2017 and prior initiatives	2	16	18
2018 charges for 2018 initiatives	17	2	19
Reversal of reserves no longer required	—	—	—
2018 payments for 2017 and prior initiatives	(17)	(16)	(33)
2018 payments for 2018 initiatives	(2)	(2)	(4)
Foreign currency effect on liability balance	(2)	—	(2)
Accrued liabilities as of December 31, 2018	$32	$—	$32
2019 charges for 2018 and prior initiatives	7	13	20
2019 charges for 2019 initiatives	5	—	5
2019 payments for 2018 and prior initiatives	(24)	(12)	(36)
2019 payments for 2019 initiatives	(5)	—	(5)
Accrued liabilities as of December 31, 2019	$15	$1	$16

(1)The total workforce reduction reserves of $15 million relate to the termination of 315 positions, of which 134 positions had been terminated but not yet paid as of December 31, 2019.
(2)Accrued liabilities remaining at December 31, 2019, December 31, 2018 and December 31, 2017 by year of initiatives were as follows:

	December 31,
	2019	2018	2017
2017 initiatives and prior	$7	$18	$34
2018 initiatives	9	14	—
2019 initiatives	—	—	—
Total	$16	$32	$34

Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of January 1, 2017	$12	$9	$21
2017 charges for 2016 and prior initiatives	4	4	8
2017 charges for 2017 initiatives	34	3	37
Reversal of reserves no longer required	(1)	—	(1)
2017 payments for 2016 and prior initiatives	(9)	(11)	(20)
2017 payments for 2017 initiatives	(10)	(2)	(12)
Foreign currency effect on liability balance	—	1	1
Accrued liabilities as of December 31, 2017	$30	$4	$34
2018 charges for 2017 and prior initiatives	18	—	18
2018 charges for 2018 initiative	15	4	19
Reversal of reserves no longer required	—	—	—
2018 payments for 2017 and prior initiatives	(28)	(5)	(33)
2018 payments for 2018 initiatives	(1)	(3)	(4)
Foreign currency effect on liability balance	(2)	—	(2)
Accrued liabilities as of December 31, 2018	$32	$—	$32
2019 charges for 2018 and prior initiatives	20	—	20
2019 charges for 2019 initiative	5	—	5
2019 payments for 2018 and prior initiatives	(36)	—	(36)
2019 payments for 2019 initiatives	(5)	—	(5)
Accrued liabilities as of December 31, 2019	$16	$—	$16
Current portion of restructuring reserves	$9	$—	$9
Long-term portion of restructuring reserve	$7	$—	$7

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to cash and noncash restructuring charges for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 are provided below:

Cash charges	$25
Early Settlement of contractual obligations	(14)
Accelerated depreciation	22
Total 2019 Restructuring, Impairment of Plant Closing and Transition Costs	$33

Cash charges	$37
Pension-related charges	25
Accelerated depreciation	556
Other non-cash charges	10
Total 2018 Restructuring, Impairment of Plant Closing and Transition Costs	$628

Cash charges	$45
Accelerated depreciation	3
Impairment of assets	3
Other non-cash charges	1
Total 2017 Restructuring, Impairment and Plant Closing and Transition Costs	$52

Note 14. Asset Retirement Obligations
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
The following table describes changes to Venator’s asset retirement obligation liabilities:

	December 31,
	2019	2018
Asset retirement obligations at beginning of year	$37	$45
Accretion expense	1	2
Liabilities incurred	1	—
Liabilities settled	(7)	(8)
Foreign currency effect on reserve balance	—	(2)
Asset retirement obligations at end of year	$32	$37

Note 15. Other Noncurrent Liabilities
Other noncurrent liabilities at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,
	2019	2018
Pension liabilities	$244	$253
Asset retirement obligations	29	27
Environmental reserves	8	11
Restructuring and plant closing costs	7	14
Employee benefit accrual	3	4
Other postretirement benefits	3	3
Other	6	1
Total	$300	$313

Note 16. Debt
Outstanding debt, excluding finance leases and net of issuance costs of $14 million and $13 million as of December 31, 2019 and December 31, 2018, respectively, consisted of the following:

	December 31,
	2019	2018
Senior notes	$371	$370
Term loan facility	361	365
Other	8	3
Total debt	$740	$738
Less: short-term debt and current portion of long-term debt	11	7
Total long-term debt	$729	$731

The estimated fair value of the Senior Notes was $346 million and $300 million as of December 31, 2019 and December 31, 2018, respectively. The estimated fair value of the Term Loan Facility was $365 million and $355 million as of December 31, 2019 and December 31, 2018, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The weighted average interest rate on our outstanding balances under the Senior Notes, Term Loan Facility and cross-currency swaps as of December 31, 2019 is approximately 5%.

Senior Notes
The Senior Notes are general unsecured senior obligations of the Issuers and are guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries. The indenture related to the Senior Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. The Senior Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and an early redemption premium, calculated on an agreed percentage of the outstanding principal amount, providing compensation on a portion of foregone future interest payables. The Senior Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the Senior Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the separation), holders of the Senior Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.
Senior Credit Facilities
On August 8, 2017, we entered into the Senior Credit Facilities that provide for first lien senior secured financing of up to $675 million, consisting of:
•the Term Loan Facility in an aggregate principal amount of $375 million, with a maturity of seven years; and
•the ABL Facility in an aggregate principal amount of up to $300 million, with a maturity of five years.

The Term Loan Facility amortizes in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility, and is paid quarterly.
On June 20, 2019 the ABL facility was increased to an aggregate principal amount of up to $350 million, with no change to the maturity dates.

Availability to borrow under the $350 million of commitments under the ABL Facility is subject to a borrowing base calculation comprised of accounts receivable and inventory in U.S., Canada, the U.K., Germany and accounts receivable in France and Spain, that fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. As a result, the aggregate amount available for extensions of credit under the ABL Facility at any time is the lesser of $350 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the ABL Facility at such time. The borrowing base calculation as of December 31, 2019 is in excess of $273 million, of which $252 million is available to be drawn, as a result of $21 million of letters of credit issued and outstanding at December 31, 2019.
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
Letters of Credit
As of December 31, 2019 we had $70 million issued and outstanding letters of credit and bank guarantees to third parties. Of this amount, $49 million were issued by various banks on an unsecured basis with the remaining $21 million issued from our secured ABL facility.
Cash Pooling Program
Prior to the separation, Venator addressed cash flow needs by participating in a cash pooling program with Huntsman. Cash pooling transactions were recorded as either amounts receivable from affiliates or amounts payable to affiliates and are presented as "Net advances to affiliates" and "Net borrowings on affiliate accounts payable" in the investing and financing sections, respectively, in the consolidated and combined statements of cash flows. Interest income was earned if an affiliate was a net lender to the cash pool and paid if an affiliate was a net borrower from the cash pool based on a variable interest rate determined historically by Huntsman. Venator exited the cash pooling program prior to the separation and all receivables and payables generated through the cash pooling program were settled in connection with the separation.
Notes Receivable and Payable of Venator to Subsidiaries of Huntsman International
Substantially all Huntsman receivables or payable were eliminated in connection with the separation, other than a payable to Huntsman for a liability pursuant to the tax matters agreement entered into at the time of the separation, which has been presented as "Noncurrent payable to affiliates" on our consolidated balance sheets. See "Note 20. Income Taxes" for further discussion.

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2019 are as follows:

Year ended December 31,	Amount
2020	$4
2021	4
2022	4
2023	4
2024	351
Thereafter	375
Total	$742

Note 17. Discontinued Operations

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

The following table summarizes the operations data for discontinued operations:

Year ended December 31, 2017
Revenues:
Trade sales, services and fees, net	$15
Related party sales	17
Total revenues	32
Cost of goods sold	26
Operating expenses:
Selling, general, and administrative (includes corporate allocations from Huntsman of $1)	(7)
Restructuring, impairment and plant closing costs	1
Other income, net	1
Total operating expenses	(5)
Income from discontinued operations before tax	11
Income tax expense	(3)
Net income from discontinued operations	$8
Note 18. Derivative Instruments and Hedging Activities
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

The changes in the fair value of the swaps are deferred in other comprehensive loss and subsequently recognized in other income in the audited consolidated and combined statements of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was a liability of $3 million and an asset of $6 million at December 31, 2019 and December 31, 2018, respectively, and was recorded as other long-term liabilities and other long-term assets on our consolidated balance sheets, respectively. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

During 2019 and 2018 the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $6 million and $11 million, respectively. As of December 31, 2019, accumulated other comprehensive loss of nil is expected to be reclassified to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risk associated with the risks of foreign currency exposure. At December 31, 2019 and December 31, 2018 we had $75 million and $89 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

Note 19. Share-Based Compensation Plan
On August 1, 2017, our compensation committee and board of directors adopted the Venator Materials 2017 Stock Incentive Plan (the "LTIP") to provide for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom shares, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2019, we were authorized to grant up to 12.8 million shares under the LTIP. As of December 31, 2019, we had 9.5 million shares remaining under the LTIP available for grant. Stock option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of Venator’s ordinary shares on the date the stock option award is granted. Share-based awards generally vest over a three-year period; certain performance awards vest over a two-year period and awards to Venator’s directors vest on the grant date.
Awards granted by Huntsman prior to the separation (referred to as "Huntsman awards"), which consisted of stock options, restricted stock, performance awards and phantom shares, were generally treated as follows in connection with the separation:
•All vested Huntsman awards remained as Huntsman awards.
•After the separation, unvested Huntsman awards were converted to Venator awards. Huntsman stock options were converted to Venator stock options and Huntsman restricted stock, performance awards and phantom shares were converted to Venator restricted stock units.
•39 employees were affected by the conversion.
•Each Huntsman award was converted to approximately 1.33 Venator awards.
•The converted awards are generally subject to the same vesting, expiration and other terms and conditions as applied to the underlying Huntsman awards immediately prior to the separation.

The compensation cost from continuing operations under the Huntsman Stock Incentive Plan ("Huntsman Plan") allocated to Venator was nil, nil and $2 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. The allocation was determined annually based upon the outstanding number of shares of each type of award granted to individuals employed by Venator. After the separation, we incurred $7 million, $6 million and $3 million in compensation cost related to the converted awards and new awards granted under the LTIP for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. The total income tax benefit recognized in the consolidated and combined statement of operations for stock-based compensation arrangements was $1 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, each.
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

New Grants

After the separation, stock option awards were granted under the LTIP. The fair value of the stock option awards were estimated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities were based on the historical volatility of Huntsman’s common stock through the grant date. The expected term of stock options granted was estimated on the safe harbor approach calculated as the vesting period plus remaining contractual term divided by two. The risk-free rate for the periods within the expected life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted average of assumptions utilized for stock options granted during 2019, 2018 and 2017 under the LTIP.

	Year ended December 31,
	2019	2018	2017
Dividend yield	—	—	—
Expected volatility	41.8%	38.8%	41.0%
Risk-free interest rate	2.6%	2.8%	2.0%
Expected life of stock options granted during the period	6.0 years	6.0 years	6.0 years

The table below presents the changes in stock option awards for our ordinary shares from December 31, 2018 through December 31, 2019.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2018	1,003	$16.10
Granted	980	5.75
Exercised	—	—
Forfeited	(57)	15.46
Expired	(95)	11.30
Outstanding at December 31, 2019	1,831	10.83	8.5	$—
Exercisable at December 31, 2019	554	13.91	7.8	—

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the total intrinsic value of stock options exercised was nil, each.

The weighted-average grant-date fair value of stock options granted during December 31, 2019, December 31, 2018 and December 31, 2017 was $2.52, $9.12 and $7.68 per option, respectively. As of December 31, 2019, there was $3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the LTIP and Huntsman Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
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
New Grants

After the separation, restricted stock and performance unit awards were granted under the LTIP. The fair value of the restricted stock is based on the closing share price on the date of grant. The fair value of each performance unit award was estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the year ended December 31, 2019, the weighted-average expected volatility rate was 42.5% and the weighted-average risk-free interest rate was 2.5%. For the performance unit awards granted during the year ended December 31, 2019, the number of shares earned varies based on the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer-group for the three-year performance period. No performance unit awards were granted during the year ended December 31, 2018.
The table below presents the changes in nonvested awards for our ordinary shares from December 31, 2018 through December 31, 2019.

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at December 31, 2018	448	$18.71
Granted	968	6.48
Vested(1)	(216)	16.15
Forfeited	(27)	16.03
Nonvested at December 31, 2019	1,173	9.16

(1)As of December 31, 2019, a total of 158,129 restricted stock units were vested but not yet issued. These shares have not been reflected as vested shares in the table because, in accordance with the restricted stock unit agreements, these shares are not issued for vested restricted stock until termination of employment.

As of December 31, 2019, there was $6 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the LTIP and the Huntsman Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 20. Income Taxes
Our income tax basis of presentation is summarized in "Note 1. Description Of Business, Recent Developments and Summary Of Significant Accounting Policies."
The components of income (loss) before income taxes were as follows:

	Year ended December 31,
	2019	2018	2017
U.K.	$(1)	$80	$76
Non-U.K.	(19)	(245)	110
Total	$(20)	$(165)	$186

A summary of the provisions for current and deferred income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
Income tax expense (benefit):
U.K.
Current	$—	$2	$—
Deferred	—	—	—
Non-U.K.
Current	7	9	30
Deferred	143	(19)	20
Total	$150	$(8)	$50

The reconciliation of the differences between the U.K. income taxes at the U.K. statutory rate to Venator’s provision for income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
(Loss) income from continuing operations before income taxes	$(20)	$(165)	$186
Expected tax (benefit) expense at U.K. statutory rate of 19%, 19% and 20%, respectively	$(4)	$(31)	$35
Change resulting from:
Non-U.K. tax rate differentials	(4)	(7)	(1)
Other non-U.K. tax effects, including nondeductible expenses, tax effect of rate changes and transfer pricing adjustments	—	(5)	—
Unrealized currency exchange gains and losses	—	—	7
Tax authority audits and dispute resolutions	—	—	1
Change in valuation allowance	158	39	3
Effects of U.S. tax reform	—	—	3
Other, net	—	(4)	2
Total income tax expense (benefit)	$150	$(8)	$50

Venator operates in over 20 non-U.K. tax jurisdictions with no specific country earning a predominant amount of its off-shore earnings. Some of these countries have income tax rates that are approximately the same as the U.K. statutory rate, while other countries have rates that are higher or lower than the U.K. statutory rate. Losses earned in countries with higher average statutory rates than the U.K., resulted in higher tax benefit of $4 million and $7 million, respectively, for the years ended December 31, 2019 and 2018. Income earned in countries with lower average statutory rates than the U.K., resulted in lower tax expense of $1 million, for the year ended December 31, 2017, reflected in the reconciliation above.
Components of deferred income tax assets and liabilities at December 31, 2019 and December 31, 2018 were as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$519	$313
Pension and other employee compensation	53	48
Property, plant and equipment	34	28
Other, net	77	49
Total	$683	$438
Total deferred income tax liabilities:
Property, plant and equipment	$(35)	$(32)
Pension and other employee compensation	(13)	(4)
Lease liability	(13)	—
Other, net	(4)	(4)
Total	$(65)	$(40)
Net deferred tax assets before valuation allowance	$618	$398
Valuation allowance	(585)	(220)
Net deferred tax assets	$33	$178
Non-current deferred tax assets	33	178
Non-current deferred tax liabilities	—	—
Net deferred tax assets	$33	$178

Venator has NOLs of $2,107 million in various jurisdictions, principally located in Finland, France, Germany, Italy, Luxembourg, Spain, South Africa, U.S. and the U.K., all of which have no expiration dates except for $226 million which expires on December 31, 2028 and is subject to a valuation allowance.

Included in the $2,107 million of gross NOLs is $864 million attributable to our Luxembourg entity. As of December 31, 2019, due to the uncertainty surrounding the realization of the benefits of these losses, there is a full valuation allowance of $197 million against these net tax effected NOLs.

Venator has total net deferred tax assets, before valuation allowance, of $618 million, including $519 million of tax-effected NOLs. After taking into account deferred tax liabilities, Venator has recognized valuation allowance on net deferred tax assets of $585 million, including valuation allowances in the following countries: Finland, France, Germany, Hong Kong, Italy, Luxembourg (as discussed above), South Africa, Spain and the U.K. Venator also has net deferred tax assets of $33 million, not subject to valuation allowances, primarily in Malaysia, and the U.S.

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

Based on management’s ongoing analysis of positive and negative evidence within our German business we have concluded at December 31, 2019 there is insufficient positive evidence to overcome a history of losses. As a result, we believe it is more likely than not that deferred tax assets will not be realized and we have recognized a full valuation allowance against net deferred tax assets of $162 million. In future periods we will continue to evaluate whether sufficient objective positive evidence of future taxable income exists, which would provide a basis for the recognition of deferred tax assets without a valuation allowance.

The following is a reconciliation of the unrecognized tax benefits:

	2019	2018	2017
Unrecognized tax benefits as of January 1,	$17	$23	$20
Gross increases and decreases- tax positions taken during prior period	1	2	—
Gross increases and decreases—tax positions taken during the current period	—	—	1
Decreases related to settlements of amounts due to tax authorities	—	—	—
Reductions resulting from the lapse of statutes of limitation	(2)	(7)	—
Foreign currency movements	—	(1)	2
Unrecognized tax benefits as of December 31,	$16	$17	$23

As of December 31, 2019, December 31, 2018 and December 31, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1 million, $14 million and $13 million, respectively.
In accordance with Venator’s accounting policy, it recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which were insignificant for each of the years ended December 31, 2019, 2018 and 2017.
Venator conducts business globally and, as a result, files income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
France	2016 and later
Germany	2011 and later
Italy	2014 and later
Malaysia	2014 and later
Spain	2015 and later
United Kingdom	2015 and later
United States federal	2016 and later

Certain of Venator’s U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.
Venator estimates that it is reasonably possible that no change of its unrecognized tax benefits could occur within 12 months of the reporting date.
For U.S. federal income tax purposes Huntsman recognized a gain as a result of the IPO and the separation to the extent the fair market value of the assets associated with our U.S. businesses exceeded the basis of such assets for U.S. federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our U.S. businesses was increased. This basis step-up gave rise to a deferred tax asset of $77 million that we recognized for the quarter ended September 30, 2017. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate from 35% to 21%, the deferred tax asset associated with the basis step-up was reduced to $36 million as of the date of enactment, reflected as part of the $3 million Effects of U.S. tax reform in the effective tax rate reconciliation above. Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the quarter ended September 30, 2017 we estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision were expected to be approximately $73 million. Due to the 2017 Tax Act’s reduction of the U.S. federal corporate income tax rate, we estimated that the aggregate future payments required by this provision were expected to be approximately $34 million and we recognized a noncurrent liability for this amount as of December 31, 2017 and 2018. During 2019 we reduced the liability to $30 million due to a decrease in the expectation of future payments. Any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the tax matters agreement.

In the first quarter of 2019 a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to 5% withholding tax. As of December 31, 2019, our non-U.K. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to material U.K., U.S., or other local country taxation.

Note 21. Employee Benefit Plans
Defined Benefit and Other Postretirement Benefit Plans
Venator sponsors defined benefit plans in a number of countries outside of the U.S. in which employees of Venator participate. The availability of these plans and their specific design provisions are consistent with local competitive practices and regulations.
The disclosures for the defined benefit and other postretirement benefit plans within the U.S. are combined with the disclosures of the plans outside of the U.S. Of the total projected benefit obligations for Venator as of December 31, 2019 and December 31, 2018, the amount related to the U.S. benefit plans was $11 million and $10 million, respectively, or 1% each. Of the total fair value of plan assets for Venator, the amount related to the U.S. benefit plans for December 31, 2019 and December 31, 2018 was $8 million and $7 million, respectively, or 1% each.

The following table sets forth the funded status of the plans for Venator and the amounts recognized in the consolidated balance sheets at December 31, 2019 and December 31, 2018:

	Defined Benefit Plans		Other Postretirement Benefit Plans
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$1,021	$1,136	$3	$3
Service cost	3	5	—	—
Interest cost	24	25	—	—
Actuarial loss (gain)	108	(60)	1	—
Gross benefits paid	(52)	(58)	(1)	—
Plan amendments	—	6	—	—
Exchange rates	17	(56)	—	—
Curtailments	(21)	23	—	—
Benefit obligation at end of year	$1,100	$1,021	$3	$3
Accumulated benefit obligation at end of year	1,076	983
Change in plan assets
Fair value of plan assets at beginning of year	$813	$906	$—	$—
Actual return on plan assets	108	(34)	—	—
Employer contribution	40	47	—	—
Gross benefits paid	(52)	(58)	—	—
Exchange rates	24	(48)	—	—
Other	1	—	—	—
Fair value of plan assets at end of year	$934	$813	$—	$—
Funded status
Fair value of plan assets	$934	$813	$—	$—
Benefit obligation	(1,100)	(1,021)	(3)	(3)
Accrued benefit cost	$(166)	$(208)	$(3)	$(3)
Amounts recognized in balance sheet:
Noncurrent asset	$79	$46	$—	$—
Current liability	(1)	(1)	—	—
Noncurrent liability	(244)	(253)	(3)	(3)
Total	$(166)	$(208)	$(3)	$(3)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$321	$302	$(3)	$(4)
Prior service cost (credit)	5	11	—	(1)
Total	$326	$313	$(3)	$(5)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Defined Benefit Plans	Other Postretirement Benefit Plans
Actuarial loss	$13	$—
Prior service cost	1	—
Total	$14	$—

Components of net periodic benefit costs for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	Defined Benefit Plans
	2019	2018	2017
Service cost	$3	$5	$5
Interest cost	24	25	25
Expected return on plan assets	(42)	(47)	(43)
Amortization of actuarial loss	14	15	16
Amortization of prior service cost	1	3	1
Curtailments	(9)	23	(4)
Net periodic benefit cost	$(9)	$24	$—

	Other Postretirement Benefit Plans
	2019	2018	2017
Amortization of actuarial loss	$—	$—	$1
Amortization of prior service credit	—	—	(3)
Curtailments	(1)	—	—
Net periodic benefit cost	$(1)	$—	$(2)

The amounts recognized in net periodic benefit cost and other comprehensive loss for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	Defined Benefit Plans
	2019	2018	2017
Current year actuarial gain (loss)	$21	$45	$(24)
Amortization of actuarial loss	(14)	(15)	(16)
Current year prior service cost	—	5	—
Amortization of prior service cost	(1)	(3)	(1)
Curtailments	9	(23)	4
Other	—	—	(3)
Total recognized in other comprehensive loss	15	9	(40)
Net periodic benefit cost	(9)	24	—
Total recognized in net periodic benefit cost and other comprehensive loss	$6	$33	$(40)

	Other Postretirement Benefit Plans
	2019	2018	2017
Current year actuarial loss	$1	$—	$(1)
Amortization of actuarial loss	—	—	(1)
Amortization of prior service credit	—	—	3
Curtailments	1	—	—
Total recognized in other comprehensive loss	2	—	1
Net periodic benefit cost	(1)	—	(2)
Total recognized in net periodic benefit cost and other comprehensive loss	$1	$—	$(1)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	2019	2018	2017
Projected benefit obligation:
Discount rate	1.60%	2.38%	2.21%
Rate of compensation increase	2.56%	3.69%	3.74%
Net periodic pension cost:
Discount rate	2.38%	2.21%	1.86%
Rate of compensation increase	3.69%	3.74%	3.53%
Expected return on plan assets	5.23%	5.23%	5.71%

	Other Postretirement Benefit Plans
	2019	2018	2017
Projected benefit obligation:
Discount rate	3.27%	3.50%	3.38%
Net periodic pension cost:
Discount rate	3.51%	3.30%	3.72%
Rate of compensation increase	4.35%	—%	—%

At December 31, 2019 and December 31, 2018, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 5.80% and 4.90%, respectively, decreasing to 4.53% after 2030. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would not have a significant effect.
The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as were as follows:

	December 31,
	2019	2018
Projected benefit obligation	$407	$385
Fair value of plan assets	162	131

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2019 and December 31, 2018 were as follows:

	December 31,
	2019	2018
Projected benefit obligation	$386	$385
Accumulated benefit obligation	383	375
Fair value of plan assets	142	131

Expected future contributions and benefit payments are as follows:

	Defined Benefit Plans	Other Postretirement Benefit Plans
2020 expected employer contributions:
To plan trusts	$43	$—
Expected benefit payments:
2020	54	—
2021	43	—
2022	44	—
2023	47	—
2024	48	—
2025 - 2029	241	1

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
The fair value of plan assets for the pension plans was $934 million and $813 million at December 31, 2019 and December 31, 2018, respectively. The following plan assets are measured at fair value on a recurring basis:

Asset Category	December 31, 2019	Fair Value Amounts Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plans:
Equities	$196	$179	$17	$—
Fixed income	692	42	643	7
Real estate/other	40	—	14	26
Cash and cash equivalents	6	6	—	—
Total pension plan assets	$934	$227	$674	$33

Asset Category	December 31, 2018	Fair Value Amounts Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plans:
Equities	$213	$202	$11	$—
Fixed income	547	39	501	7
Real estate/other	34	—	6	28
Cash and cash equivalents	19	19	—	—
Total pension plan assets	$813	$260	$518	$35

	Real Estate/Other Year ended December 31,
	2019	2018
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at the beginning of the period	$28	$30
Return on pension plan assets	(1)	(1)
Purchases, sales and settlements	(1)	(1)
Transfers (out of) into Level 3	—	—
Disposals	—	—
Balance at the end of the period	$26	$28

	Fixed Income Year ended December 31,
	2019	2018
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at the beginning of the period	$7	$7
Return on pension plan assets	—	—
Purchases, sales and settlements	—	—
Transfers (out of) into Level 3	—	—
Balance at the end of the period	$7	$7

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.71% and 5.23%. The asset allocation for our pension plans at December 31, 2019 and December 31, 2018 and the target allocation for 2019, by asset category, are as follows:

Asset category	Target allocation 2020	Allocated at December 31, 2019	Allocated at December 31, 2018
Pension plans:
Equities	20%	19%	26%
Fixed income	72%	73%	64%
Real estate/other	1%	1%	1%
Cash	7%	7%	9%
Total pension plans	100%	100%	100%

Equity securities in Venator’s pension plans did not include any equity securities of Huntsman Corporation or Venator and its affiliates at the end of 2019.
U.S. Benefit Plans
Venator’s U.S. employees participated in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covered substantially all of Huntsman International’s full-time U.S. employees. In July 2004, the Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design was subject to the terms of negotiated contracts. For participating employees, benefits accrued under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan as of July 1, 2004 were eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to 5 years. Beginning July 1, 2014, the Huntsman Defined Benefit Pension Plan was closed to new, non-union entrants and as of April 1, 2015, it was closed to new union entrants. After closure, new hires were provided with a defined contribution plan with a non-discretionary employer contribution of 6% of pay and a company match of up to 4% of pay, for a total company contribution of up to 10% of pay. In connection with the separation, Venator adopted a non-contributory defined benefit pension plan for union entrants prior to April 2015.

Our eligible employees (who were employed by Huntsman prior to August 1, 2015) also participate in an unfunded postretirement benefit plan, which provides medical and life insurance benefits. This plan is sponsored by Venator.
Our U.S. employees participate in a postretirement benefit plan that provides a fully insured Medicare Part D plan including prescription drug benefits affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). Venator has not determined whether the medical benefits provided by these postretirement benefit plans are actuarially equivalent to those provided by the Act. Venator does not collect a subsidy, and our net periodic postretirement benefits cost, and related benefit obligation, do not reflect an amount associated with the subsidy.
Non-U.S. Defined Contribution Plans
We have defined contribution plans in a variety of non-U.S. locations. Venator’s combined expense for these defined contribution plans for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $9 million, $8 million and $8 million, respectively, primarily related to the U.K. Pension Plan.
All U.K. associates are eligible to participate in the Huntsman U.K. Pension Plan, a contract-based arrangement with a third party. Company contributions vary by business during a 5 year transition period. Plan participants elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute a matching amount not to exceed 12% of the participant’s salary for new hires and 15% of the participant’s salary for all other participants.
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
Our total combined expense for the above defined contribution plans was $2 million, $3 million and $3 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Note 22. Related Party Transactions
Transactions with Huntsman
We are party to a variety of transactions and agreements with Huntsman, our former parent and largest shareholder.
Prior to the separation, Huntsman’s executive, information technology, EHS and certain other corporate departments performed certain administrative and other services for Venator. Additionally, Huntsman performed certain site services for Venator. Expenses incurred by Huntsman and allocated to Venator were determined based on specific services provided or were allocated based on our total revenues, total assets, and total employees in proportion to those of Huntsman. Management believes that such expense allocations are reasonable. Corporate allocations include allocated selling, general, and administrative expenses of nil, nil and $62 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.
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
See description of our financing arrangements with Huntsman before and after the separation in "Note 16. Debt" and "Note 18. Derivative Instruments and Hedging Activities." See description of our arrangement with Huntsman as part of the separation in "Note 20. Income Taxes."
Other Related Party Transactions
We also conduct transactions in the normal course of business with parties under common ownership. Sales of raw materials to LPC as part of a sourcing arrangement were $87 million, $65 million and $64 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Proceeds from this arrangement are recorded as a reduction of cost of goods sold in Venator’s consolidated and combined statements of operations. Related to this same arrangement, purchases of finished goods from LPC were $177 million, $167 million and $158 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. The related accounts receivable from affiliates and accounts payable to affiliates as of December 31, 2019 and December 31, 2018 are recognized in the consolidated balance sheets.

Note 23. Commitments and Contingencies
Purchase Commitments
We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2020. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period; such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, we made minimum payments under such take or pay contracts without taking the product of $1 million, nil and $2 million, respectively. Total purchase commitments as of December 31, 2019 were as follows:

Year ended December 31,	Amount
2020	$100
2021	98
2022	85
2023	11
2024	11
Thereafter	38

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

The cases filed in the Dallas District Court have been consolidated into a single action, In re Venator Materials PLC Securities Litigation. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where it was consolidated into a single action with the case brought by the Cambria County Employees' Retirement Trust and is now known as In re: Venator Materials PLC Securities Litigation. On January 17, 2020, plaintiffs in the consolidated action filed a consolidated class action complaint.

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On October 3, 2019, a hearing was held on our motion to dismiss under the Texas Citizens Participation Act, which was subsequently denied. On October 22, 2019, we and other defendants filed a Petition for Writ of Mandamus in the Court of Appeals for the Fifth District of Texas seeking relief from the Dallas District Court’s denial of defendants’ Rule 91a motions to dismiss. On November 22, 2019, we also filed a notice of appeal regarding the denial of our motion to dismiss under the Texas Citizens Participation Act. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and those other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court.

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

Tronox Litigation

On April 26, 2019, we acquired intangible assets related to the European paper laminates product line from Tronox. A separate agreement with Tronox entered into on July 14, 2018 requires that Tronox promptly pay us a "break fee" of $75 million upon the consummation of Tronox’s merger with Cristal once the sale of the European paper laminates business to us was consummated, if the sale of Cristal’s Ashtabula manufacturing complex to us was not completed. The deadline for such payment was May 13, 2019. On April 26, 2019, Tronox publicly stated that it believes it is not obligated to pay the break fee.

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

Neste Engineering Services Matter

We are party to an arbitration proceeding initiated by Neste Engineering Services Oy ("NES") on December 19, 2018 for payment of invoices allegedly due of approximately €14 million in connection with the delivery of services by NES to the Company in respect of the Pori site rebuild project. We are contesting the validity of these invoices and filed counterclaims against NES on March 8, 2019. The timetable for arbitration has been provisionally set with a hearing date to occur in early fourth quarter 2021. On July 2, 2019, NES separately instigated a lawsuit in Finland for €1.6 million of unpaid invoices. We are contesting the Finnish lawsuit and filed our defense on October 31, 2019. A hearing is anticipated in the fourth quarter of 2020. We are fully accrued for these invoices and they are reflected in our consolidated balance sheets as of December 31, 2019.
Calais Pipeline Matter

The Region Hauts-de-France (the "Region") has issued two duplicate title perception demands against us requiring repayment of €12 million. This sum was previously paid to us by the Region under a settlement agreement, pursuant to which we were required to move an effluent pipeline at our Calais site. We filed claims with the Administrative Court in Lille, France on February 14, 2018 and April 12, 2018, requesting orders that the demands be set aside, which suspended enforcement of the demands. On July 12, 2018, the court set aside the first demand. The second demand remains suspended, but in dispute. The parties have lodged various arguments and responses regarding the second demand with the court. The court has set a hearing date on the matter for March 17, 2020. We do not believe a loss is probable and have not made an accrual with respect to this matter.

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

Note 24. Environmental, Health and Safety Matters
Environmental, Health and Safety Capital Expenditures
We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, our capital expenditures for EHS matters totaled $35 million, $9 million and $10 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.
Environmental Reserves
We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of December 31, 2019 and December 31, 2018, we had environmental reserves of $9 million and $12 million, respectively. We may incur additional losses for environmental remediation.

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
Pori Remediation

In connection with our previously announced intention to close our TiO2 manufacturing facility in Pori, Finland, we expect to incur environmental costs related to the cleanup of the facility upon its eventual closure, including remediation and closure costs. While we do not currently have enough information to be able to estimate the range of potential costs for the closure of this facility, the environmental assessment and related discussions with the Finnish environmental authorities are ongoing, and these costs could be material to our consolidated and combined financial statements.

Note 25. Other Comprehensive Loss
Other comprehensive loss consisted of the following:

	Foreign currency translation adjustment(1)	Pension and other postretirement benefits adjustments, net of tax(2)	Other comprehensive income of unconsolidated affiliates	Hedging instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2018	(6)	(267)	(5)	(5)	(283)	—	(283)
Tax expense	—	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications	(90)	(27)	—	11	(106)	—	(106)
Tax expense	—	(2)	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	18	—	—	18	—	18
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(90)	(11)	—	11	(90)	—	(90)
Ending balance, December 31, 2018	(96)	(278)	(5)	6	(373)	—	(373)
Tax expense	—	—	—	—	—	—	—
Other comprehensive (loss) income before reclassifications	(1)	(32)	—	6	(27)	—	(27)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	15	—	—	15	—	15
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(1)	(17)	—	6	(12)	—	(12)
Ending balance, December 31, 2019	$(97)	$(295)	$(5)	$12	$(385)	$—	$(385)

(1)Amounts are net of tax of nil each as of January 1, 2018, December 31, 2018 and December 31, 2019.

(2)Amounts are net of tax of $52 million, $50 million and $50 million as of January 1, 2018, December 31, 2018 and December 31, 2019, respectively.
(3)See table below for details about the amounts reclassified from accumulated other comprehensive loss.

	Year ended December 31,		Affected line item in the statement where net income is presented
	2019	2018
Details about Accumulated Other Comprehensive Loss Components:
Amortization of pension and other postretirement benefits:
Actuarial loss	$14	$15	(a)
Prior service cost	1	3	(a)
Total before tax	15	18
Income tax expense	—	—	Income tax (expense) benefit
Total reclassifications for the period, net of tax	$15	$18

(a)These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 21. Employee Benefit Plans."

Note 26. Operating Segment Information
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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Year ended December 31,
	2019	2018	2017
Revenues:
Titanium Dioxide	$1,614	$1,666	$1,604
Performance Additives	516	599	605
Total	$2,130	$2,265	$2,209
Adjusted EBITDA(1):
Titanium Dioxide	$197	$417	$387
Performance Additives	47	62	72
	244	479	459
Corporate and other	(50)	(43)	(64)
Total	$194	$436	$395
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense	(53)	(53)	(100)
Interest income	12	13	60
Income tax (expense) benefit—continuing operations	(150)	8	(50)
Depreciation and amortization	(110)	(132)	(127)
Net income attributable to noncontrolling interests	5	6	10
Other adjustments:
Business acquisition and integration expenses	1	(20)	(5)
Separation gain (expense), net	3	(2)	(7)
U.S. income tax reform	—	—	34
Net income of discontinued operations, net of tax	—	—	8
(Loss) gain on disposition of business/assets	(1)	(2)	—
Certain legal settlements and related expenses	(4)	—	(1)
Amortization of pension and postretirement actuarial losses	(14)	(15)	(17)
Net plant incident (costs) credits	(20)	232	(4)
Restructuring, impairment and plant closing and transition costs	(33)	(628)	(52)
Net (loss) income	$(170)	$(157)	$144
Depreciation and Amortization:
Titanium Dioxide	$79	$93	$85
Performance Additives	27	27	36
Corporate and other	4	12	6
Total	$110	$132	$127

	Year ended December 31,
	2019	2018	2017
Capital Expenditures:
Titanium Dioxide	$133	$301	$178
Performance Additives	18	24	17
Corporate and other	1	1	2
Total	$152	$326	$197
Total Assets:
Titanium Dioxide	$1,670	$1,631
Performance Additives	540	592
Corporate and other	55	262
Total	$2,265	$2,485

(1)Adjusted EBITDA is defined as net (loss) income before interest expense, interest income, income tax expense/benefit,, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) U.S. income tax reform; (d) net income of discontinued operation, net of tax; (e) loss/gain on disposition of business/assets; (f) certain legal settlements and related expenses/gains; (g) amortization of pension and postretirement actuarial losses/gains; (h) net plant incident costs/credits; and (i) restructuring, impairment, and plant closing and transition costs/credits.

	Year ended December 31,
By Geographic Area	2019	2018	2017
Revenues(1):
United States	$500	$518	$526
Germany	234	257	230
China	126	131	112
Italy	111	126	126
United Kingdom	110	116	114
Spain	92	96	86
France	78	89	94
India	62	65	63
Other nations	817	867	858
Total	$2,130	$2,265	$2,209
Long Lived Assets:
Germany	$279	$263
United Kingdom	189	180
Italy	163	164
United States	104	111
Finland	46	69
Other nations	208	207
Total	$989	$994

(1)Geographic information for revenues is based upon countries into which product is sold.

Note 27. Selected Unaudited Quarterly Financial Data

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$562	$578	$526	$464
Cost of goods sold	486	511	464	431
Restructuring, impairment and plant closing and transition costs	12	—	12	9
Net (loss) income	(2)	22	(17)	(173)
Net (loss) income attributable to Venator	(3)	21	(19)	(174)
Basic income (loss) per share:
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	(0.03)	0.20	(0.18)	(1.63)
Diluted income (loss) per share:
Net (loss) income per share attributable to Venator Materials PLC ordinary shareholders	(0.03)	0.20	(0.18)	(1.63)
2018
Revenue	622	626	533	484
Cost of goods sold	454	193	463	440
Restructuring, impairment and plant closing and transition costs	9	136	428	55
Income (loss) from continuing operations	80	198	(366)	(69)
Net income (loss)	80	198	(366)	(69)
Net income (loss) attributable to Venator	78	196	(368)	(69)
Basic (loss) income per share:
Net income (loss) per share attributable to Venator Materials PLC ordinary shareholders	0.73	1.84	(3.46)	(0.65)
Diluted (loss) income per share:
Net income (loss) per share attributable to Venator Materials PLC ordinary shareholders	0.73	1.84	(3.46)	(0.65)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by rule 13-a 15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;
•provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and our Board of Directors;
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and
•provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2019, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO”).

Our independent registered public accountants, Deloitte LLP, with direct access to our Board of Directors through our Audit Committee, have audited our consolidated and combined financial statements and have issued an attestation report on internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Venator Materials PLC.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Venator Materials PLC and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020 expressed an unqualified opinion on those financial statements.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to adoption of FASB ASC Topic 842, Leases, using the modified retrospective approach.

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

March 12, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Directors (including identification of our Audit Committee’s financial expert(s)) and executive officers will be disclosed in the definitive Proxy Statement for our Annual General Meeting of Shareholders and may be incorporated herein by reference. Alternatively, we may include such information in an amendment to this Annual report on Form 10-K. See also the information regarding executive officers of the registrant set forth in "Part I. Item 1. Business" under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.
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
(a)Documents filed with this report.
(1) Consolidated and Combined Financial Statements
i. All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K
(1)Financial Statement Schedules
i. Schedule II – Valuation and Qualifying Accounts
(1)Exhibits – The exhibits to this report are listed on the Exhibit Index below.
EXHIBIT INDEX
Each exhibit identified below is filed as a part of this annual report. Exhibits designated with an "*" are filed as an exhibit to this annual report on Form 10‑K and exhibits designated with an "**" are furnished as an exhibit to this annual report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

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

4.6*	Description of Securities
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

10.20
Form of Indemnification Deed for Officers and Directors (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 20, 2019).

10.21+
Terms and Conditions of Employment (UK), dated December 5, 2018, between Venator Materials UK Limited and Simon Turner (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 20, 2019).

10.22+
Terms and Conditions of Employment (US), dated December 5, 2018, between Venator Americas LLC, Venator Materials UK Limited and Kurt D. Ogden (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 20, 2019).

10.23+
Terms and Conditions of Employment (US), dated December 5, 2018, between Venator Americas LLC, Venator Materials UK Limited and Russell R. Stolle (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 20, 2019).

10.24+
Terms and Conditions of Employment (UK), dated December 5, 2018, between Venator Materials UK Limited and Mahomed A. Maiter (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 20, 2019).

10.25+
Terms and Conditions of Employment (UK), dated December 5, 2018, between Venator Materials UK Limited and Robert L. Portsmouth (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 20, 2019).

10.26+
Form of Performance Unit Agreement (Employee Form) related to the Venator Materials 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-38176) filed with the Commission on February 20, 2019).

10.27
First Incremental Amendment to Revolving Credit Agreement, dated as of June 20, 2019, by and among Venator Materials PLC, the borrowers and guarantors party thereto, the incremental lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38176) filed with the Commission on June 24, 2019).

10.28+*	Amendment to Terms and Conditions of Employment (UK), dated November 13, 2019 between Venator Materials UK Limited and Simon Turner
21.1*	List of Subsidiaries of Venator Materials PLC
23.1*	Consent of Deloitte LLP (Venator Materials PLC and Subsidiaries)
23.2*	Consent of Deloitte & Touche LLP (Venator Materials PLC and Subsidiaries)
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page to this Annual Report on Form 10-K, formatted in XBRL

VENATOR MATERIALS PLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charges to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2019	$5	$—	$—	$(1)	$4
Year ended December 31, 2018	5	1	—	(1)	5
Year ended December 31, 2017	4	1	—	—	5

******

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2020

VENATOR MATERIALS PLC

	By:	/s/ KURT D. OGDEN
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Venator Materials PLC in the capacities indicated on the dates indicated.

/s/ Simon Turner	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 12, 2020
Simon Turner

/s/ Kurt D. Ogden	Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Venator’s Authorized Representative in the United States	March 12, 2020
Kurt D. Ogden

/s/ Stephen Ibbotson	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2020
Stephen Ibbotson

/s/ Peter R. Huntsman	Director	March 12, 2020
Peter R. Huntsman

/s/ Sir Robert J. Margetts	Director	March 12, 2020
Sir Robert J. Margetts

/s/ Douglas D. Anderson	Director	March 12, 2020
Douglas D. Anderson

/s/ Daniele Ferrari	Director	March 12, 2020
Daniele Ferrari

/s/ Kathy D. Patrick	Director	March 12, 2020
Kathy D. Patrick