Form 10-K/A
period 2019-12-31
Venator Materials PLC
filed 2020-04-29
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the ordinary shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $5.29 on June 28, 2019 reported by the New York Stock Exchange) was approximately $287,092,796.
As of April 27, 2020, the registrant had outstanding 106,735,892 ordinary shares, $0.001 par value per share.
 DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission on March 12, 2020 (the “Original Filing”) by Venator Materials PLC (“Venator,” the “Company,” “we,” “us” or “our”). We are filing this Amendment to include in the Original Filing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in the Original Filing because our definitive proxy statement will be filed later this year.

Part III (Items 10, 11, 12, 13 and 14) of the Original Filing is hereby deleted in its entirety and replaced with the following Part III set forth below, and Item 15 of Part IV of the Original Filing is being amended to add new certificates (filed as exhibits hereto). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31.1 and Exhibit 31.2, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Further, we are amending the cover page to update the number of ordinary shares outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

VENATOR MATERIALS PLC AND SUBSIDIARIES
2019 ANNUAL REPORT ON FORM 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
Presented below is information with respect to our six directors as of April 22, 2020. The information presented below for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should serve on the Board. There are no family relationships among any of our directors or executive officers.
Peter R. Huntsman, age 57, was appointed as a director and Chairman of the Board in the second quarter of 2017. Mr. Huntsman currently serves as Chairman of the Board, President and Chief Executive Officer of Huntsman Corporation and has served as a director of Huntsman Corporation and its affiliated companies since 1994. Prior to his appointment in July 2000 as CEO of Huntsman Corporation, Mr. Huntsman had served as its President and Chief Operating Officer since 1994. In 1987, after working for Olympus Oil since 1983, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of Huntsman Corporation. Mr. Huntsman serves as a member of our special litigation committee (the “Litigation Committee”).
Our Board has concluded Mr. Huntsman should continue to serve as a director for the following reasons, among others: (1) his current position as the Chairman and CEO of a major chemical company provide our Board and our company with invaluable operational, financial, regulatory and governance insights; and (2) his years of experience in the chemical industry and considerable role in the history and management of Huntsman Corporation (including while we were part of Huntsman Corporation) provide him with extensive background on our business, the chemical industry and related opportunities and challenges, and help provide continuity for employees and customers of Venator.
Simon Turner, age 56, has served as President and Chief Executive Officer and as a director since the second quarter of 2017. Mr. Turner served as Division President, Pigments & Additives, at Huntsman Corporation from November 2008 to August 2017, Senior Vice President, Pigments & Additives, from April 2008 to November 2008, Vice President of Global Sales from September 2004 to April 2008 and General Manager Co-Products and Director Supply Chain and Shared Services from July 1999 to September 2004. Prior to joining Huntsman Corporation, Mr. Turner held various positions with Imperial Chemical Industries PLC (“ICI”).
Our Board has concluded Mr. Turner should continue to serve as a director for the following reasons, among others: (1) his extensive experience in the chemical industry enables him to provide valuable business insights; and (2) his wealth of knowledge about our business and his demonstrated track record leading our company and Huntsman Corporation’s Pigments & Additives segment enable him to advise our Board regarding our company’s strategic plans and goals.
Sir Robert J. Margetts, age 73, was appointed as a director in the second quarter of 2017. Sir Robert also serves as a director of Huntsman Corporation, a position he has held since August 2010, and on the boards of a number of privately held companies. Sir Robert served as Deputy Chairman of PJSC Uralkali from 2010 to 2018. In addition to previously serving as a director for several other companies, including Chairman of Legal and General Group PLC and Chairman of BOC Group PLC, Sir Robert also previously worked for ICI, where he also served as the Vice Chairman of its Main Board. Sir Robert serves as our Lead Independent Director and Vice Chairman and as a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee (the “Governance Committee”).
Our Board has concluded Sir Robert should continue to serve as a director for the following reasons, among others: (1) his deep knowledge of the chemical industry and years of experience, both globally and particularly in Europe, enable him to provide our Board with advice and expertise regarding the industry and its business cycles; and (2) his global business background and years of leadership, including on other boards, give him the necessary experience to effectively serve as our Vice Chairman and Lead Independent Director and contribute to the Board’s corporate governance responsibilities.
Douglas D. Anderson, age 70, was appointed as a director of Venator in August 2017. Mr. Anderson holds a PhD from Harvard University. He currently serves as the Dean of the Jon M. Huntsman School of Business at Utah State University, a position he was appointed to in 2006, and is the Jon M. Huntsman Presidential Professor of Leadership. Previously, Mr. Anderson served as Deputy Counselor to the Secretary, US Treasury, as a director of corporate development for Bendix Corporation, and as managing partner of the Center for Executive Development, an executive consulting firm. From 1978 to 1988, he was a member of the faculty of Harvard Business School. In 2016, he returned to Harvard to teach corporate governance in the MBA program. Mr. Anderson is the Chair of the Audit Committee and a member of the Governance Committee.
Our Board has concluded Mr. Anderson should continue to serve as a director for the following reasons, among others: (1) his extensive business and leadership expertise enables him to provide important insights; and (2) his academic experience as dean of an important business school provides a valuable perspective in areas related to corporate governance, compliance and talent management.
Daniele Ferrari, age 59, was appointed as a director of Venator in August 2017. Mr. Ferrari also serves as a director of Huntsman Corporation. Mr. Ferrari serves as Chief Executive Officer of Versalis S.p.A., a chemical manufacturer, and as Chairman of Matrìca S.p.A., a joint‑venture with Novamont focusing on renewable chemistry, positions he has held since March 2011. Mr. Ferrari has over 30 years of experience in the chemical industry, including as President of Huntsman Corporation’s Performance Products division until January 2011 and in several business assignments at ICI in the UK In addition, Mr. Ferrari is President of PlasticsEurope, an association of plastics manufacturers, and is President and a board member of Cefic. Mr. Ferrari is Chair of the Compensation Committee and a member of the Audit Committee.
Our Board has concluded Mr. Ferrari should continue to serve as a director for the following reasons, among others: (1) his experience in and knowledge of the global chemical industry, particularly in Europe, enables him to provide strategic insight; and (2) his executive leadership experience as CEO of a prominent chemical manufacturer with international business operations gives him valuable insight into and contacts within the international chemical industry.
Kathy D. Patrick, age 59, was appointed as a director in October 2017. Ms. Patrick is currently a partner in the Houston law firm of Gibbs & Bruns LLP, where she began her legal career in 1986 after graduating from Harvard Law School. Her legal practice is focused on complex commercial litigation, with an emphasis on securities law, creditor recovery litigation, and institutional investor litigation. Ms. Patrick has recovered over $20 billion for her clients, including successful settlements for clients in a number of landmark and high-profile corporate disputes. Ms. Patrick is Chair of the Governance Committee and the Litigation Committee, and a member of the Compensation Committee.
Our Board has concluded Ms. Patrick should continue to serve as a director for the following reasons, among others: (1) her legal expertise and extensive experience with complex commercial and securities litigation enable her to provide insight into our legal risks and strategies; and (2) her knowledge of and experience with securities law, corporate governance and related laws enables her to provide strategic insights to the Board and our company.
EXECUTIVE OFFICERS
For information about our executive officers, see Part I, Item 1 of the Original Filing under the caption “Information about our Executive Officers.”
AUDIT COMMITTEE
The Audit Committee currently consists of Douglas D. Anderson, Daniele Ferrari and Sir Robert J. Margetts. Mr. Anderson is the Chairman of the Audit Committee.
Duties

•	Sole responsibility for the appointment, retention and termination of our independent registered public accounting firm
•	Responsible for the compensation and oversight of the work of our independent registered public accounting firm
•	Monitors our independent registered public accounting firm’s qualifications and independence
•	Monitors the integrity of our financial statements
•	Monitors the performance of our internal audit function and independent registered public accounting firm
•	Monitors our compliance with legal and regulatory requirements applicable to financial and disclosure matters
•	Monitors financial and enterprise risk exposures to our company
The Board has determined that each member of the Audit Committee meets the independence requirements of the Securities Exchange Act of 1934, as amended and the NYSE Corporate Governance Standards. The Board has also determined that Sir Robert qualifies as an “audit committee financial expert” as defined by the regulations of the SEC. In addition, the Board has determined that all members of the Audit Committee are financially literate and have the accounting and related financial management expertise within the meaning of the NYSE Corporate Governance Standards. No member of the Audit Committee serves on more than two other public company audit committees.
DIRECTOR NOMINATION PROCESS
There have no material changes to the procedures by which shareholders may recommend nominees to the Board since we filed our definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders.
FINANCIAL CODE OF ETHICS AND BUSINESS CONDUCT GUIDELINES

The Board has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller. Among other matters, this code is designed to promote:
• honest and ethical conduct;
• avoidance of conflicts of interest;
• full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;
• compliance with applicable governmental laws and regulations and stock exchange rules;
• prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
• accountability for adherence to the code.
In addition, the Board has adopted Business Conduct Guidelines. The Board requires all directors, officers and employees to adhere to these guidelines in addressing the legal and ethical issues encountered in conducting their work. The Financial Code of Ethics and Business Conduct Guidelines are available on our website at www.venatorcorp.com. We will also furnish a copy of the Financial Code of Ethics and Business Conduct Guidelines free of charge to any person who requests one. Requests for copies should be directed to the Corporate Secretary, Titanium House, Hanzard Drive, Wynyard Park, Stockton-on-Tees, TS22 5FD, United Kingdom or to CorporateSecretary@venatorcorp.com. We intend to disclose any amendments to, or waivers from, our codes of ethics that apply to our principal executive officer, principal financial officer and/or controller on our website.
ITEM 11. EXECUTIVE COMPENSATION
2019 SUMMARY COMPENSATION TABLE
The following table details compensation earned in the years ended 2017, 2018 and 2019 by our Named Executive Officers (:NEOs"). The values reported for 2017 reflect compensation earned from August 1, 2017 (the approximate date of the Separation) through December 31, 2017. Our compensation policies are discussed in “Compensation Discussion and Analysis” below.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non‑ Equity Incentive Plan Compensation(3)	Change in Pension Value and Non‑ Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Simon Turner	2019	$848,516	—	$1,687,500	$562,500	$862,813	—	$150,378	$4,111,707
President and Chief	2018	$937,906	—	$1,000,000	$1,000,000	$380,789	$4,042,865	$163,530	$7,525,089
Executive Officer(6)	2017	$354,167	$491,802	$429,930	$517,509	$1,059,333	$4,456,623	$66,007	$7,375,371
Kurt D. Ogden	2019	$530,000	—	$637,500	$212,500	$365,992	—	$276,960	$2,022,952
Executive Vice President and	2018	$522,500	—	$400,000	$400,000	$150,626	—	$425,713	$1,898,839
Chief Financial Officer	2017	$208,333	$400,000	$125,000	$180,558	$396,110	—	$282,278	$1,592,279
Russ R. Stolle	2019	$455,000	—	$562,500	$187,500	$301,460	—	$289,858	$1,796,623
Executive Vice President, General Counsel, Chief	2018	$448,750	—	$350,000	$350,000	$129,311	—	$513,756	$1,791,817
Compliance Officer & Secretary	2017	$179,167	$400,000	$100,000	$164,314	$378,280	—	$218,934	$1,440,694
Mahomed Maiter	2019	$447,845	—	$562,500	$187,500	$326,180	$1,265,383	$111,723	$2,901,132
Executive Vice President,	2018	$455,507	—	$250,000	$250,000	$130,732	—	$103,209	$1,058,607
Business Operations(6)	2017	$166,917	—	$87,500	$134,528	$303,018	$2,409	$40,270	$734,642
Dr. Rob Portsmouth	2019	$246,529	—	$225,000	$75,000	$139,297	$347,717	$44,720	$1,078,263
Senior Vice President, EHS, Innovation and Technology(6)
(1) This column reflects the aggregate grant date fair value of awards of restricted stock units and, beginning in 2019, performance units for each NEO computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. For purposes of restricted stock unit awards, fair value is calculated using the closing price of our stock on the date of grant. With respect to the performance units, the amount shown reflects the full grant date fair value computed in accordance with FASB ASC Topic 718 based on probable achievement of the market conditions, which is consistent with the estimate of aggregate compensation to be recognized over the service period, excluding the effect of estimated forfeitures. For information on the valuation assumptions with regard to stock awards, refer to the notes to our financial statements in our annual report on Form 10‑K for the applicable year ended 2017, 2018 and 2019, as filed with the SEC. These amounts reflect the fair value of the reported awards on the date of grant and may not correspond to the actual value that will be recognized by the NEOs.
(2) This column reflects the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. The fair value of each stock option award is determined on the date of the grant using the Black-Scholes valuation model. For information on the valuation assumptions regarding option awards, refer to the notes to our financial statements in our annual report on Form 10‑K for the applicable year ended 2017, 2018 and 2019, as filed with the SEC. These amounts reflect the fair value of the reported awards on the date of grant and may not correspond to the actual value that will be recognized by the NEOs.

(3) This column reflects the annual Short-Term Incentive Plan ("STIP") awards that were earned during 2019 and paid during the first quarter of 2020. These awards are discussed in further detail under “Compensation Discussion and Analysis—2019 Executive Compensation Decisions—2019 Short-Term Incentive Plan.”
(4) This column reflects the aggregate amount of any change in pension value for each of the NEOs, to the extent any such aggregate change is positive. For 2017 and 2018, the present value for Mr. Turner increased primarily as a result of the increase in value of his Huntsman pension top-up agreement, which varied based on his salary for the preceding 12 months and which increased as a result of his salary increase in connection with his appointment as CEO of our company, which was fully realized in 2018. Venator assumed Huntsman’s obligation under this agreement in connection with the Separation. Effective November 13, 2019, we terminated the pension top-up agreement with Mr. Turner and agreed to fully satisfy our obligations thereunder by payment to Mr. Turner of an aggregate amount totaling £6,800,000 ($9,588,000), payable in four equal installments. The first installment was paid on December 20, 2019, and each of the next three installments will be paid within 45 days following each of the first three anniversaries of the date of the termination of such agreement. See “—Pension Benefits in 2019” for additional information about the top-up payment agreement and the termination of such agreement during 2019. None of the NEOs had above-market or preferential earnings on nonqualified deferred compensation during 2019. See “—Nonqualified Deferred Compensation in 2019” for additional information.
(5) The methodology used to compute the aggregate incremental cost of perquisites and other personal benefits for each individual NEO is based on the total cost to our company, and such costs are required to be reported under SEC rules when the total costs are equal to or greater than $10,000 in the aggregate for a NEO. The table below details the components reported in the “All Other Compensation” column of the Summary Compensation Table for 2019. Amounts in the table were either paid directly by us or were reimbursed by us to the NEOs.

	Simon Turner(a)	Kurt D. Ogden(b)	Russ R. Stolle(c)	Mahomed Maiter(d)	Dr. Rob Portsmouth(e)
Automobile Costs	$14,014	$31,130	$25,191	$16,770	$13,545
Foreign Assignment Costs & Allowances	—	$74,656	$53,599	—	—
Foreign Assignment Tax Gross‑Up	—	$26,128	$16,485	—	—
Housing Allowance	—	$56,564	$64,645	—	—
Lost Holiday Compensation	—	—	—	$6,883	—
Lost Holiday Compensation Gross-Up	—	—	—	$6,105	—
Long Time Service Award	$1,290	—	$1,000	—	—
Long Time Service Award Gross-ups	$1,143	—	$390	—	—
Tax Return Preparation Assistance	—	—-	—-	$2,143	—-
Company Contributions	—	—	—	—	—
UK Pension	—	—	—	—	$25,885
Tax Gross Up Global Pension	$6,653	—	—	$12,645	$5,290
Excess Pension Payment—Pension Cash	$127,277	—	—	$67,177	—
Executive Deferral Plan (EDP)	—	$57,481	$97,548	—	—
401(k) Plan Match	—	$3,533	$11,239	—	—
401(k) Plan Non‑discretionary Contribution	—	$27,467	$19,761	—	—

(b) As a citizen of the US with residence in the UK, we incurred foreign assignment costs on Mr. Ogden’s behalf during 2019 that included: $56,564 in housing allowances and costs and $74,656 for expenses including home travel, international fees, dependent education/schooling and temporary living. In addition, we incurred $26,128 in tax gross-ups and equalization associated with Mr. Ogden’s foreign assignment. As part of his foreign assignment agreement, Mr. Ogden received two company cars for use by himself and his wife. Total costs include lease, maintenance and repairs.
(c) As a citizen of the US with residence in the UK, we incurred foreign assignment costs on Mr. Stolle’s behalf during 2019 that included: $64,645 in housing allowances and costs and $53,599 for expenses including home travel, international allowance & fees, household goods, and tenancy management. In addition, we incurred $16,485 in tax gross-ups and equalization associated with Mr. Stolle’s foreign assignment. As part of his UK foreign assignment agreement, Mr. Stolle received two company cars for use by himself and his wife. Total costs of $24,819 include lease, maintenance, and repairs. In the US, Mr. Stolle had personal use of a company car at a total cost of $372. Mr. Stolle also received a Long Time Service Award in recognition of his years of service plus a gross up.
(d) In lieu of receiving a company car, Mr. Maiter receives a £13,000 ($16,770) car allowance annually. In lieu of taking the full time off allowed by the UK statutory annual leave, Mr. Maiter received a Lost Holiday Compensation payment of £5,336 plus a £4,732.42 gross up for days not taken during 2019.
(e) In lieu of receiving a company car, Dr. Portsmouth receives a £10,500 ($13,545) car allowance annually.
(6) For reporting purposes, the values for Messrs. Turner and Maiter and Dr. Portsmouth in 2019 have been converted using an exchange rate of 1 GBP to 1.29 USD, being the exchange rate as of February 11, 2019 (which is the internal date used to estimate pro forma elements of compensation). Values for 2017 and 2018 for Messrs. Turner and Maiter were calculated based on applicable exchange rates in the years in which such compensation was first reported and have not been recast to conform to the 2019 GBP exchange rate.

GRANTS OF PLAN-BASED AWARDS IN 2019
The following table provides information about annual STIP awards granted through our annual STIP award program and long-term incentive awards granted through the Stock Incentive Plan to the NEOs in 2019.

	Date of Award	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock	All Other Option	Exercise or Base Price of	Grant Date Fair Value of Stock and Option
Name	(Venator Grant Date)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards(3) (#)	Awards(4) (#)	Option Awards(5) ($/Sh)	Awards(6) ($)
Simon Turner		$0	$848,516	$1,697,032	-	-	-	—-	—	—	—-
	2/13/19	—	—	—	24,457	97,826	195,652	-—	—	—	562,500
	2/13/19	—	—	—	—	—	—	195,652	—	—	1,125,000
	2/13/19	—	—	—	—	—	—	—	223,214	$5.75	562,500
Kurt D. Ogden		$0	$371,000	$742,000	—	—	—	—	—	—	—-
	2/13/19	—	—	—	9,239	36,957	73,913	—	—	—	212,500
	2/13/19	—	—	—	—	—	—	73,913	—	—	425,000
	2/13/19	—	—	—	—	—	—	—	84,325	$5.75	212,500
Russ R. Stolle		$0	$318,500	$637,000	—	—	—	—	—	—	—-
	2/13/19	—	—	—	8,152	32,609	65,217	—	—	—	187,500
	2/13/19	—	—	—	—	—	—	65,217	—	—	375,000
	2/13/19	—	—	—	—	—	—	—	74,405	$5.75	187,500
Mahomed Maiter		$0	$318,500	$637,000	—	—	—	—	—	—-	—-
	2/13/19	—	—	—	8,152	32,609	65,217	—	—	—-	187,500
	2/13/19	—	—	—	—	—	—	65,217	—	—-	375,000
	2/13/19	—	—	—	—	—	—	—	74,405	$5.75	187,500
Dr. Rob Portsmouth		$0	$151,988	$303,976	—	—	—	—	—	—-	—-
	2/13/19	—	—	—	3,261	13,043	26,087	—	—	—-	75,000
	2/13/19	—	—	—	—	—	—	26,087	—	-	150,000
	2/13/19	—	—	—	—	—	—	—-	29,762	$5.75	75,000
(1)
(1) These columns show annual STIP award opportunities for our NEOs under our annual STIP award program set by the Compensation Committee in 2019. See the chart and accompanying narrative disclosure in “Compensation Discussion and Analysis—2019 Executive Compensation Decisions—2019 Annual STIP Award” for additional information with respect to these amounts. The amounts actually earned by each of the NEOs pursuant to our annual STIP award program for 2019 are reported in the “Non‑Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2) These columns show performance units granted under the Stock Incentive Plan to the NEOs in 2019. The performance units vest on December 31, 2021, subject to the achievement of relative TSR performance metrics for the preceding three-year period. Amounts reported in the (a) “Threshold” column reflect the threshold number of performance units (i.e., 50% of target) that may be earned for a certain minimum level of performance, (b) “Target” column reflects the target number of performance share units, or 100%, that may be earned and (c) “Maximum” column reflect the maximum number of performance units that may be earned (i.e., 200% of target), in each case, based on relative TSR achievement against applicable performance metrics. If performance is below the threshold, no performance units are earned. If our absolute TSR for the performance period is negative, the number of performance units that will be vested at the end of the performance period is capped at the target number of performance units. See “Compensation Discussion and Analysis—2019 Executive Compensation Decisions—Long-Term Equity Compensation” for additional information with respect to these awards.
(3) This column shows the number of restricted stock units granted under the Stock Incentive Plan to the NEOs in 2019. The restricted stock units vest ratably in three equal annual installments beginning on the first anniversary of the grant date. See “Compensation Discussion and Analysis—2019 Executive Compensation Decisions—Long-Term Equity Compensation” for additional information with respect to these awards.
(4) This column shows the number of nonqualified options granted under the Stock Incentive Plan to the NEOs in 2019. The option awards become exercisable and vest ratably in three equal annual installments beginning on the first anniversary of the grant date. See “Compensation Discussion and Analysis—2019 Executive Compensation Decisions—Long-Term Equity Compensation” for additional information with respect to these awards.
(5) The exercise price of the nonqualified options disclosed in this column is equal to the closing price of our ordinary shares on the NYSE on the date of grant.
(6) This column shows the full grant date fair value of the awards as of the Venator grant date computed in accordance with FASB ASC Topic 718. For purposes of restricted stock unit awards, fair value is calculated using the closing price of our stock on the date of grant. With respect to the performance units, the amount shown reflects the full grant date fair value computed in accordance with FASB ASC Topic 718 based on probable achievement of the market conditions, which is consistent with the estimate of aggregate compensation to be recognized over the service period, excluding the effect of estimated forfeitures. For information on the valuation assumptions with regard to stock awards, refer to the notes to our financial statements in our annual report on Form 10‑K for the applicable year ended 2017, 2018 and 2019, as filed with the SEC.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
Information regarding the elements of our executive compensation program for 2019 is provided below under “Compensation Discussion and Analysis.” The following is a discussion of material factors necessary to obtain an understanding of information disclosed under “—2019 Summary Compensation Table” and “Grants of Plan-Based Awards in 2019” that is not otherwise discussed in the Compensation Discussion and Analysis.
Company Car. We provide executive officers with leased vehicles for business use, which executives may also use for personal transportation. Executive officers are responsible for the taxes on imputed income associated with the personal use of these vehicles. In lieu of receiving a company car, Mr. Maiter and Dr. Portsmouth each receive a monthly car allowance.
Foreign Assignment. In connection with the Separation, we entered into agreements (the “Relocation Agreements”) with Messrs. Ogden and Stolle to address their relocation from the Woodlands, Texas to Wynyard, UK This relocation assignment for each of the executives began on August 1, 2017 and is expected to last for approximately three years, but may be extended thereafter. Under the Relocation Agreements, each executive’s initial base salary will be adjusted to account for cost of living and taxation differences between the US and the UK and will be subject to the normal salary review process. Each of Messrs. Ogden and Stolle will also be eligible to receive the following benefits during the relocation assignment: an international location allowance of 5% of gross annual salary; tax return preparation assistance; assistance in transferring personal affects to and from the UK; a relocation allowance of 10% of gross annual salary at the beginning of the relocation assignment and a similar 10% relocation allowance upon return to the US (which relocation allowance will be forfeited if the executive resigns before completing the initial relocation assignment); paid travel (or an allowance in lieu thereof) for the executives (and for their family members who are relocating to the UK) to the US up to three times per year for Mr. Stolle and one time for Mr. Ogden; and paid travel for three round trip tickets to the UK for any of the executives’ children residing in the US who are under the age of 26 and attending college full-time. While in the UK, each executive will be provided with housing and the use of two company cars, and we will reimburse educational expenses for Mr. Ogden’s school-aged accompanying children. Each Relocation Agreement may be terminated by either party by providing no less than three months prior written notice. Additionally, we may terminate either executive’s relocation assignment immediately for any of the following reasons: (i) we determine that the executive is unable to perform the essential functions of his jobs, (ii) the executive violates our Business Conduct Guidelines and serious disciplinary action results, or (iii) by any reason of personal illness, the executive is unable to carry out his duties for an time in excess of six months during any period of 12 months.
Company Contributions Relating to Retirement/Savings Plans. Certain items reflected within the “All Other Compensation” column of the Summary Compensation Table include amounts that we paid to executives or contributed to a plan on the executives’ behalf that relate to retirement or other savings plans, as further described in the sections titled “—Pension Benefits in 2019” and “—Nonqualified Deferred Compensation in 2019” below.
Air Travel Allowance. Pursuant to our Global Travel, Entertainment, and Business-Related Expense Policy, we offered all employees the opportunity to receive an air travel allowance to encourage cost savings to us. When an employee is authorized to fly business class but chooses to fly coach class, we pay the employee an amount equal to half the difference between the lowest cost business class ticket and the fare paid up to a maximum of $2,000. We discontinued this allowance effective September 2019.
Lost Holiday Compensation. In lieu of taking the full time off allowed by the UK statutory annual leave, payment was provided for days not taken during the calendar year.
Long Time Service Award. Company scheme available to eligible employees in the UK providing a monetary payment in recognition of years of service. For example, every ten years of service.

OUTSTANDING EQUITY AWARDS AT 2019 YEAR-END
The following table provides information on the outstanding stock options, restricted stock units and performance units held by the NEOs as of December 31, 2019. The market value of the restricted unit awards is based on the closing market price of our stock on December 31, 2019, which was $3.83.

		Option Awards					Stock Awards
	Date of Award	Original Grant Date of	Number of Securities Underlying Unexercised Options(1)		Option	Option	Number of Shares or Unit of	Market Value of Shares or Units of	Equity Incentive Plan Awards: Number of Unearned	Equity Incentive Plan Awards: Market Value of Unearned
Name	(Venator Grant Date)	Converted Awards	Exercisable (#)	Unexercisable (#)	Exercise Price	Expiration Date	Stock that Have Not Vested(2) (#)	Stock That Have Not Vested(3) ($)	Shares that Have Not Vested(4) (#)	Shares that Have Not Vested(5) ($)
Simon Turner	2/13/2019	—	—	223,214	5.75	2/13/2029	195,652	749,347	97,826	374,674
	2/14/2018	—	36,470	72,939	21.86	2/14/2028	30,497	116,804	—	—
	9/27/2017	—	27,663	13,831	22.83	9/27/2027	5,840	22,367	—	—
	8/16/2017	2/1/2017	38,331	19,165	15.81	2/1/2027	8,438	32,318	—	—
	8/16/2017	2/3/2016	54,268	—	6.67	2/3/2026	—	—	—	—
	8/16/2017	2/4/2015	11,145	—	17.13	2/4/2025	—	—	—	—
Kurt D. Ogden	2/13/2019	—	—	84,325	5.75	2/13/2029	73,913	283,087	36,957	141,545
	2/14/2018	—	14,589	29,175	21.86	2/14/2028	12,198	46,718	—	—
	9/27/2017	—	8,645	4,322	22.83	9/27/2027	1,824	6,986	—	—
	8/16/2017	2/1/2017	11,980	5,988	15.81	2/1/2027	2,636	10,096	—	—
	8/16/2017	2/3/2016	34,491	—	6.67	2/3/2026	—	—	—	—
	8/16/2017	2/4/2015	5,463	—	17.13	2/4/2025	—	—	—	—
Russ R. Stolle	2/13/2019	—	—	74,405	5.75	2/13/2029	65,217	249,781	32,609	124,892
	2/14/2018	—	12,765	25,528	21.86	2/14/2028	10,673	40,878	—	—
	9/27/2017	—	6,916	3,457	22.83	9/27/2027	1,459	5,588	—	—
	8/16/2017	2/1/2017	14,375	7,186	15.81	2/1/2027	3,164	12,118	—	—
	8/16/2017	2/3/2016	39,797	—	6.67	2/3/2026	—	—	—	—
	8/16/2017	2/4/2015	5,244	—	17.13	2/4/2025	—	—	—	—
Mahomed Maiter	2/13/2019	—	—	74,405	5.75	2/13/2029	65,217	249,781	32,609	124,892
	2/14/2018	—	9,118	18,234	21.86	2/14/2028	7,623	29,196	—	—
	9/27/2017	—	6,052	3,025	22.83	9/27/2027	1,277	4,891	—	—
	8/16/2017	2/1/2017	9,584	4,790	15.81	2/1/2027	2,109	8,077	—	—
	8/16/2017	2/3/2016	30,149	—	6.67	2/3/2026	—	—	—	—
	8/16/2017	2/4/2015	4,370	—	17.13	2/4/2025	—	—	—	—
Dr. Rob Portsmouth	2/13/2019	—	—	29,762	5.75	2/13/2029	26,087	99,913	13,043	49,955
	2/14/2018	—	3,192	6,381	21.86	2/14/2028	2,668	10,218	—	—
	8/16/2017	2/1/2017	5,990	2,994	15.81	2/1/2027	1,318	5,048	—	—
	8/16/2017	2/3/2016	18,843	—	6.67	2/3/2026	—	—	—	—
	8/16/2017	2/4/2015	2,731	—	17.13	2/4/2025	—	—	—	—
(1) Option awards vest and become exercisable ratably in three equal annual installments on the first three anniversaries of each respective grant date. As of December 31, 2019, (i) outstanding option awards expiring February 4, 2025 and February 3, 2026 are 100% vested; (ii) outstanding option awards expiring on February 1, 2027 vested as to 33 1/3% on February 1, 2018, and vest as to 66 2/3% on February 1, 2019 and as to 100% on February 1, 2020 (iii) outstanding option awards expiring on September 27, 2027 vested as to 33 1/3% on September 27, 2018, and vest as to 66 2/3% on September 27, 2019 and as to 100% on September 27, 2020; (iv) outstanding option awards expiring on February 14, 2028 vest as to 33 1/3% on February 14, 2019, as to 66 2/3% on February 14, 2020 and as to 100% on February 14, 2021; and (v) outstanding option awards expiring on February 13, 2029 vested as to 33 1/3% on February 13, 2020, and vest as to 66 2/3% on February 13, 2021 and as to 100% on February 13, 2022.
(2) Restricted stock unit awards vest and lapse their associated restrictions ratably in three equal annual installments on the first three anniversaries of each respective grant date. Restricted stock awards have generally been granted on the same day as option awards and vest on the same schedule as footnoted for option awards above. As of December 31, 2019: (i) outstanding restricted stock unit awards originally granted February 1, 2017 vested as to 33 1/3% on February 1, 2018, and vested as to 66 2/3% on February 1, 2019 and as to 100% on February 1, 2020; (ii) outstanding restricted stock unit awards granted on September 27, 2017 vested as to 33 1/3% on September 27, 2018, and vested as to 66 2/3% on September 27, 2019 and as to 100% on September 27, 2020; (iii) outstanding restricted stock unit awards granted on February 14, 2018 vested as to 33 1/3% on February 14, 2019, as to 66 2/3% on February 14, 2020 and as to 100% on February 14, 2021; and (iv) outstanding restricted stock unit awards granted on February 13, 2019 vest as to 33 1/3% on February 13, 2020, as to 66 2/3% on February 13, 2021 and as to 100% on February 13, 2022.
(3) The market value of unvested restricted stock units reported in this column is calculated by multiplying $3.83, the closing market price of our stock on December 31, 2019, by the number of unvested restricted stock units as of December 31, 2019 for each restricted stock unit grant listed above.
(4) The performance units granted on February 13, 2019 have a performance period of three years through December 31, 2021, subject to the achievement of relative TSR performance metrics and continued service. At threshold performance, 50% of the performance units will be earned, at target performance, 100% of the performance units will be earned, and at maximum performance, 200% of the performance units will be earned. If our absolute TSR for the performance period is negative, the number of performance units that will be vested at the end of the performance period is capped at the target number of performance units. See “Compensation Discussion and Analysis—2019 Executive Compensation Decisions—Long-Term Equity Compensation” for additional information with respect to these awards. Amounts in this table with respect to the 2019 grant reflect an estimated payout of the target number of shares.
(5) The market value of unvested performance units reported in this column is calculated by multiplying $3.83, the closing market price of our stock on December 31, 2019, by the target number of unvested performance units as of December 31, 2019 based on the level of achievement with respect to the applicable performance metrics.
STOCK VESTED DURING 2019
The following table presents information regarding the vesting of restricted stock units for each applicable NEO during 2019. None of our NEOs exercised any stock options during 2019.

	Stock Awards(1)
Name	Number of Shares Vested in 2019	Value Realized on Vesting
Simon Turner	41,532	$201,917
Kurt D. Ogden	16,283	$80,368
Russ R. Stolle	16,563	$81,729
Mahomed Maiter	12,203	$59,618
Dr. Rob Portsmouth	5,780	$29,128
(1) The following tabular disclosure provides information regarding the market value of the underlying shares on the vesting date and the number of shares that were withheld in connection with each transaction to satisfy tax obligations.

				Restricted Stock Units Vested		Shares Withheld for Tax Obligation		Net Shares Issued
Name	Grant Date	Vest Date	Closing Price on Vest Date	(#)	Value Realized	(#)	Value Paid	(#)	Market Value
Simon Turner	2/14/2018	2/14/2019	$5.87	15,249	$89,512	7,168	$42,076	8,081	$47,435
	9/27/2017	9/27/2019	$2.48	5,840	$14,483	2,745	$6,808	3,095	$7,676
	8/16/2017	2/1/2019	$4.79	12,005	$57,504	5,643	$27,030	6,362	$30,474
	8/16/2017	2/1/2019	$4.79	8,438	$40,418	3,966	$18,997	4,472	$21,421
Kurt D. Ogden	2/14/2018	2/14/2019	$5.87	6,100	$35,807	1,486	$8,723	4,614	$27,084
	9/27/2017	9/27/2019	$2.48	1,825	$4,526	445	$1,104	1,380	$3,422
	8/16/2017	2/1/2019	$4.79	5,721	$27,404	1,394	$6,677	4,327	$20,726
	8/16/2017	2/1/2019	$4.79	2,637	$12,631	643	$3,080	1,994	$9,551
Russ R. Stolle	2/14/2018	2/14/2019	$5.87	5,338	$31,334	1,300	$7,631	4,038	$23,703
	9/27/2017	9/27/2019	$2.48	1,460	$3,621	356	$883	1,104	$2,738
	8/16/2017	2/1/2019	$4.79	6,601	$31,619	1,608	$7,702	4,993	$23,916
	8/16/2017	2/1/2019	$4.79	3,164	$15,156	771	$3,693	2,393	$11,462
Mahomed Maiter	2/14/2018	2/14/2019	$5.87	3,813	$22,382	1,793	$10,525	2,020	$11,857
	9/27/2017	9/27/2019	$2.48	1,278	$3,169	601	$1,490	677	$1,679
	8/16/2017	2/1/2019	$4.79	5,002	$23,960	2,351	$11,261	2,651	$12,698
	8/16/2017	2/1/2019	$4.79	2,110	$10,107	992	$4,752	1,118	$5,355
Dr. Rob Portsmouth	2/14/2018	2/14/2019	$5.87	1,335	$7,836	628	$3,686	707	$4,150
	8/16/2017	2/1/2019	$4.79	3,126	$14,974	1,470	$7,041	1,656	$7,932
	8/16/2017	2/1/2019	$4.79	1,319	$6,318	620	$2,970	699	$3,348

PENSION BENEFITS IN 2019
The table below sets forth information on the pension plans we maintain for the NEOs, each of which is more fully described in the narrative following the table. The amounts reported in the table below equal the present value of the accumulated benefit at December 31, 2019 for the applicable NEO under each plan based upon the assumptions described below.

Name	Plan Name	Number of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
		(#)	($)	($)
Simon Turner	Tioxide Pension Fund (UK)	30	$1,750,911	—
	Huntsman Global Pension Scheme		$1,339,150	—
	Huntsman Global Pension Scheme		$6,579,000(3)	$2,193,000(4)
Mahomed Maiter	Huntsman Global Pension Scheme	35	$1,929,601	—
	Huntsman Global Pension Scheme		$3,543,074	—
Rob Portsmouth	Huntsman Global Pension Scheme	25	$2,069,864	—
(1) The number of years of service credited to the NEO is determined using the same pension plan measurement date used for financial statement reporting purposes. These assumptions are discussed in “Note 21. Employee Benefit Plans” to our consolidated financial statements included in our 2019 10‑K.
(2) The actuarial present value of the accumulated benefits is determined using the same pension plan measurement date and assumptions as used for financial reporting purposes. These assumptions are discussed in “Note 21. Employee Benefit Plans” to our consolidated financial statements included in our 2019 10‑K. For purposes of performing these calculations, a normal retirement (earliest unreduced) age of 60 was utilized. All accrued benefits are assumed payable at the plan’s earliest unreduced retirement age. Benefit values reported in this table have been projected out to assume payment at the normal retirement age then have been discounted back to a present value as of December 31, 2019.
(3) Represents remaining £5,100,000 payable to Mr. Turner pursuant to the termination of the top-up payment agreement in November 2019, as further described below.
(4) Reflects the first £1,700,000 payment of four installments resulting from the termination of the pension top-up agreement.
While at Huntsman Corporation, Messrs. Turner and Maiter participated in defined benefit pension arrangements through the tax-qualified Tioxide Pension Fund and Messrs. Turner and Maiter and Dr. Portsmouth participated in the Huntsman Global Pension Scheme. The Tioxide Pension Fund was a traditional defined benefit pension plan with a normal retirement age of 62. Defined benefit pension arrangements for the Tioxide Pension Fund were closed to new associates on December 31, 2010 and existing participants were frozen as to future service and compensation for purposes of benefit determinations under the plan, and on January 1, 2011, arrangements were shifted to participation in a defined contribution plan maintained by Huntsman. The Tioxide Pension Fund was largely maintained to provide benefits for employees in the Pigments and Additives segment of Huntsman Corporation. Sponsorship of the plan was therefore transferred to us in connection with the Separation. We will continue to maintain the Tioxide Pension Fund for accounts that existed as of the Separation, but the plan will remain frozen to new participants and existing participants will not continue to accrue service and compensation for purposes of benefit calculations under the plan. The Huntsman Global Pension Scheme is a non‑registered defined benefit pension plan for service prior to January 1, 2011, which was designed to restore benefits that could not be provided in a registered plan due to pension or tax regulations or due to international assignments. At the beginning of 2018, Huntsman Corporation transferred sponsorship of the plan to Venator.
Messrs. Turner and Maiter have each met their lifetime pension contribution limits and will not receive any additional contributions from us into their plan accounts. As an alternative to active participation in qualified pension plans, we provide Messrs. Turner and Maiter monthly cash payments that are approximately equivalent to amounts that they would have been eligible to receive as active plan participants, although the amounts are not directly calculated pursuant to the terms of the pension plan documents. This cash amount is included within the “All Other Compensation” column of the Summary Compensation Table and is not deemed to be part of a pension benefit provided to either Messrs. Turner or Maiter.
During 2012, Huntsman entered into a pension top-up agreement with Mr. Turner that was put in place to make up for benefits lost due to regulatory restrictions in the UK and which was intended to provide additional benefits based on Mr. Turner’s uncapped final salary. The present value for Mr. Turner under this pension top-up agreement varied based on his salary for the preceding 12 months and then-current actuarial and other assumptions. Our company assumed this agreement in connection with the Separation. The benefits payable pursuant to the pension top-up agreement were calculated, determined and paid under the same terms and conditions as the applicable pension plans, therefore the pension top-up arrangement has been reported as a pension plan benefit within the table above.
Effective November 13, 2019, we terminated the pension top-up agreement with Mr. Turner pursuant to an amendment to Mr. Turner's Terms and Conditions of Employment with our affiliate that employs Mr. Turner (the "Top-Up Amendment"). Prior to the termination of the arrangement pursuant to the Top-Up Amendment, the present value of Mr. Turner's accumulated benefit under the pension top-up agreement had continued to increase beyond the $15,821,394 disclosed in Venator’s 2019 proxy statement. Mr. Turner was fully vested in all benefits provided under the pension top-up agreement prior to its termination.
Pursuant to the Top-Up Amendment, the pension top-up agreement was terminated and our obligations under the pension top-up agreement will be fully satisfied by payment to Mr. Turner of an aggregate amount totaling £6,800,000 ($9,588,000), the approximate value of the pension top-up obligation at the date of Venator’s separation from Huntsman, payable in four equal annual installments. The first installment was paid on December 20, 2019, and each of the next three installments will be paid within 45 days following each of the first three anniversaries of the date of the Top-Up Amendment. In the event of Mr. Turner's termination for any reason prior to November 13, 2022, we may elect, in our discretion, to accelerate the payment of any remaining unpaid installments or to continue to pay such installments on the originally scheduled payment dates. All remaining unpaid installments will be paid to Mr. Turner (or his estate) within 45 days following a change in control or his death.
As of December 31, 2019, Mr. Turner had approximately 30 years of service in the UK and Mr. Maiter had approximately 35 years of service in the UK Each is fully vested in benefits from the Tioxide Pension Fund and the Huntsman Global Pension Scheme.
NONQUALIFIED DEFERRED COMPENSATION IN 2019
For 2019, we provided executive officers based in the United States the opportunity to participate in two defined contribution savings plans: (1) the 401(k) Plan; and (2) the Venator Executive Elective Deferral Plan (“EDP”). The 401(k) Plan is a tax-qualified broad-based employee savings plan; employee contributions up to 100% of base salary and annual STIP awards are permitted up to dollar limits established annually by the IRS.
The EDP was adopted on February 13, 2018 to replace and continue the terms of the interim 2017 Supplemental Savings Program established to provide eligible executives retirement benefits based on those previously provided to them by Huntsman prior to the company’s separation from Huntsman. Those benefits were previously provided to the executives under (i) Huntsman’s 401(k) plan (including matching and nondiscretionary employer contributions) to the extent such contributions to the 401(k) plan were subject to legal limits on the amount of contributions that can be allocated to an individual in a single year, and (ii) Huntsman’s Cash Balance Plan (a tax qualified pension plan) and its Supplemental Executive Retirement Plan (a supplemental non-qualified pension plan)..
The interim 2017 Supplemental Savings Plan was a nonqualified salary deferral plan adopted by us in connection with the Separation to preserve the benefits made available to Messrs. Stolle and Ogden pursuant to plans sponsored by Huntsman Corporation. Based on the December 2018 deconsolidation of Venator by Huntsman Corporation, the interim 2017 Supplemental Savings Plan was terminated and the value of the 2017 Supplemental Savings Plan was distributed to Messrs. Stolle and Ogden in 2019 as set forth in the table below. No executive or company contributions were made under the interim 2017 Supplemental Savings Plan in 2018 or 2019.
The table below provides information on the nonqualified deferred compensation of the NEOs in 2019 under the Venator EDP.

Name	Executive Contributions in Last FY (1)	Venator Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last FYE (5)
Kurt D. Ogden	$129,151	$57,481	$64,905	$66,239	$411,756
Russ R. Stolle	$5,172	$97,548	$31,333	$68,233	$279,500
(1) These contributions represent deferrals under the EDP and are included in the Salary column (or Non-Equity Incentive Plan Compensation column where applicable) of the Summary Compensation Table for 2019 set forth above.
(2) These amounts represent company contributions to the EDP and are included in the “All other compensation” column of the Summary Compensation Table for 2019 set forth above.
(3) No above market or preferential earnings are provided under our nonqualified defined contribution plans because the investment choices available under such plans are identical to the investment choices available in the 401(k) Plan, which is a qualified plan. Consequently, none of the earnings reported in this table are included in the Summary Compensation Table set forth above.
(4) Amounts reflected in this column represent distributions made under the interim 2017 Supplemental Savings Plan in 2019 upon its termination.
(5) Amounts reflected in this column for each NEO who participates in the plans were reported as compensation to the executive officer in the Summary Compensation Table in prior years as follows: Mr. Ogden—$116,002, Mr. Stolle—$185,114.
Participants may change their investment options at any time by contacting the plan record keeper. The table below lists the investment funds available to participants in the 401(k) Plan and the EDP. The table also provides the rate of return for each fund for 2019. All funds and rates of return are the same for each defined contribution plan.

Investment Funds	Ticker Symbol	2019 Performance
American Beacon Large Cap Value Institutional	AADEX	29.67%
T. Rowe Price New America Growth	PRWAX	35.03%
Vanguard 500 Index Fund Admiral Shares	VFIAX	31.46%
Fidelity Low Priced Stock K	FLPKX	25.81%
PRIMECAP Odyssey Aggressive Growth	POAGX	23.50%
Vanguard Mid‑Cap Index Fund Admiral Shares	VIMAX	31.03%
Vanguard Selected Value Fund Investor Shares	VASVX	29.54%
American Beacon Small Cap Value Institutional	AVFIX	23.51%
Janus Henderson Venture Fund	JVTIX	30.87%
Vanguard Small‑Cap Index Fund Admiral Shares	VSMAX	27.37%
First Eagle Overseas Fund Class A	SGOVX	17.61%
Fidelity International Discovery K	FIDKX	27.64%
Vanguard Total International Stock Index Admiral	VTIAX	21.51%
American Century Real Estate I	REAIX	30.94%
Vanguard Target Retirement 2020 Fund Investor Shares	VTWNX	17.63%
Vanguard Target Retirement 2030 Fund Investor Shares	VTHRX	21.07%
Vanguard Target Retirement 2040 Fund Investor Shares	VFORX	23.86%
Vanguard Target Retirement 2050 Fund Investor Shares	VFIFX	24.98%
Vanguard Target Retirement 2060 Fund Investor Shares	VTTSX	24.96%
Vanguard Target Retirement Income Fund Investor Shares	VTINX	13.16%
Vanguard Retirement Savings Trust	n/a	2.35%
American Century Inflation Adjusted Bond Fund R5 Class	AIANX	8.07%
PIMCO Total Return Institutional	PTTRX	8.26%
Vanguard Total Bond Market Index Fund Admiral Shares	VBTLX	8.71%
Fidelity Government Money Market Fund	SPAXX	1.84%
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Our NEOs may receive compensation in connection with a termination of employment or change of control or upon death or disability pursuant to the terms of the following arrangements:
• the Executive Severance Plan;
• the Stock Incentive Plan;
• employment agreements with certain of our NEOs; and
• other existing plans and arrangements in which our NEOs participate.
Executive Severance Plan. We adopted the Venator Materials Executive Severance Plan in connection with our Separation to provide severance and change of control benefits to executive officers in connection with a termination of the executive’s employment by us without “Reasonable Cause,” or by the executive for “Good Reason,” (both terms of which are defined below). In November 2017, we amended and restated the Executive Severance Plan to provide market severance benefits to our executive officers and to be more inclusive for our participants outside of the United States. All our NEOs are covered by the Executive Severance Plan.
The Executive Severance Plan provides our executive officers with cash payments upon a qualifying termination event equal to two times the executive’s base compensation plus an amount equal to the executive’s “Pro Rata Bonus for Termination Year.” The portion of the payment related to base compensation will be paid within 60 days of an executive’s termination, and the portion of the payment related to the pro rata bonus will be paid in ordinary course under the applicable plan as payments are made to the remaining participating employee population, unless otherwise required by applicable law. In the event that a participant is eligible to receive severance benefits pursuant to a separate plan or arrangement, whether by contract with us or through a regulatory entitlement, the participant will not be eligible for severance benefits pursuant to the Executive Severance

Plan unless the participant waives all rights to the benefits under that separate severance plan, arrangement or entitlement. Conversely, the participant can elect not to participate in the Executive Severance Plan and continue to be eligible for benefits under such a separate severance plan, arrangement or entitlement. In connection with the amendment and restatement of the plan, Mr. Turner waived his rights to a 12‑month notice of termination benefit in favor of eligibility under the Executive Severance Plan.
Pursuant to the Executive Severance Plan:
• “Reasonable Cause” means: (1) the grossly negligent, fraudulent, dishonest or willful violation of any law, the material violation of any of our significant policies that materially and adversely affects us or other circumstances where we would be entitled, under the executive’s contract, if any, to terminate the executive’s employment, or (2) the failure of the participant to substantially perform his duties.
• “Good Reason” means a voluntary termination of employment by the executive as a result of us or one of our affiliates (1) making a materially detrimental reduction or change to the job responsibilities or in the base salary for a participant, or (2) within a period of 12 months following a Change in Control (as defined within clause (b) of the Change of Control definition for our Stock Incentive Plan), changing the participant’s place of work by more than 50 miles, in either case which has not been remedied by us or our affiliate within 30 days of the receipt of notice of the event by the participant.
• “Pro Rata Bonus for Termination Year” means a pro rata portion (by calendar days) of the annualized bonus under the applicable bonus program in effect at the time of the executive’s termination where the annualized bonus is calculated in accordance with our actual performance for the full calendar year during which the executive’s termination occurs.
The Executive Severance Plan also provides for outplacement services for a period of 12 months following the executive’s termination or until the executive obtains substantially comparable employment.
The Executive Severance Plan provides for the continuation of medical benefits for United States participants for up to two years following termination (which will be in the form of a lump sum cash payment equal to the Consolidated Omnibus Budget Reconciliation Act, or COBRA, premium at the time of departure multiplied by the severance period multiplied by 150%).
Stock Incentive Plan Awards. Long-term incentive awards granted under the Stock Incentive Plan provide for accelerated vesting upon a Change of Control or certain other events, including certain terminations of employment of service, at the discretion of our Compensation Committee. The performance unit award agreements provide that, upon a termination of employment due to death or disability or upon the occurrence of a change of control (within the meaning of Section 409A of the Code), the Compensation Committee may, in its discretion, waive any remaining restrictions on the performance units, in whole or in part, and deem the applicable performance period to end immediately prior to the date of death, disability or the occurrence of the change of control, in which case the satisfaction of the applicable relative TSR performance metrics will be based upon actual performance as of the end of the revised performance period. Any such provision made by the Compensation Committee could benefit all participants in our Stock Incentive Plan, including the NEOs. If there is a Change of Control, the Compensation Committee may, in its discretion, provide for:
• assumption by the successor company of an award, or the substitution thereof for similar options, rights or awards covering the stock of the successor company;
• acceleration of the vesting of all or any portion of an award;
• changing the period of time during which vested awards may be exercised (for example, but not by way of limitation, by requiring that unexercised, vested awards terminate upon consummation of the change of control);
• payment of substantially equivalent value in exchange for the cancellation of an award; and/or
• issuance of substitute awards of substantially equivalent value.
Our Stock Incentive Plan defines a “Change of Control” as follows: (a) with respect to an award that is subject to section 409A of the Code, the occurrence of any event which constitutes a change of control under section 409A of the Code, including any regulations promulgated pursuant thereto; or (b) with respect to all other awards, (i) the acquisition by any person, other than us, one of our affiliates or one of our employee benefit plans, of beneficial ownership, directly or indirectly, of our securities representing 20% or more of our combined voting power of our then outstanding securities entitled to vote generally in the election of directors; or (ii) the consummation of a reorganization, merger, consolidation or other form of corporate transaction or series of transactions, in each case, with respect to which persons who were our shareholders immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 20% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities in substantially the same proportions as their ownership immediately prior to such event; or (iii) the sale or disposition of all or substantially all our assets (other than any such sale or disposition involving solely us and one or more persons that are “affiliates” of us; or (iv) a change in the composition of our board of directors, as a result of which fewer than a majority of the directors are “Incumbent Directors” (defined below); or (v) the approval by our board of directors or our shareholders of a complete or substantially complete liquidation or dissolution; or (c) with respect to all awards: (i) a court‑sanctioned compromise or arrangement between us and our shareholders under section 899 of the Act, resulting in a Change of Control under that act; (ii) the obtaining by any person of control of the company as the result of making a general offer to (A) acquire all our issued ordinary share capital, which is made on a condition that, if it is satisfied, such acquiring person or persons, as applicable, will have control of us, or (B) acquire all of our shares which are of the same class as the ordinary shares; (iii) any person becoming bound or entitled under Sections 979 to 982 or Sections 983 to 985 of the Act (or similar law of another jurisdiction) to acquire shares of the same class as the ordinary shares. An “Incumbent Director” means directors who either (A) are directors of us as of the effective date of the Stock Incentive Plan, or (B) are elected, or nominated for election, thereafter to the board of directors with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination, but “Incumbent Director” shall not include an individual whose election or nomination is in connection with (i) an actual or threatened election contest or an actual or threatened solicitation of proxies or consents by or on behalf of a person other than the board of directors or (ii) a plan or agreement to replace a majority of the then Incumbent Directors.
Employment Agreements. In December 2018, we entered into the Employment Agreements with certain of our executive officers, including Messrs. Turner, Ogden, Stolle and Maiter. Each Employment Agreement provides that a breach of such Employment Agreement by our company or our affiliates shall be deemed to be a sufficient cause for a “Termination for Good Reason” under the Severance Plan. In addition, upon a “Termination for Good Reason” under the Executive Severance Plan following a Change of Control, any Replacement Awards granted to an executive will become fully vested in accordance with the Stock Incentive Plan.
Pursuant to the Stock Incentive Plan, an award will meet the conditions of a “Replacement Award” if: (1) it is of the same type as the replaced award (or a different type acceptable to the Compensation Committee); (2) it has an intrinsic value at least equal to the value of the replaced award; (3) it relates to publicly traded equity securities of our company or our successor in the Change of Control or another entity that is affiliated with our company or our successor following the Change of Control; (4) its terms and conditions comply with the terms of the Stock Incentive Plan; and (5) its other terms and conditions are not less favorable to the participant than the terms and conditions of the replaced award (including the provisions that would apply in the event of a subsequent Change of Control). The determination of whether the conditions of the Stock Incentive Plan are satisfied will be made by the Compensation Committee, as constituted immediately before the Change of Control, in its sole discretion.
Other Arrangements. As more fully described under “—Pension Benefits in 2019” and “—Nonqualified Deferred Compensation in 2019” above, certain of our executives are entitled to payments pursuant to the terms and conditions of our retirement savings plans and deferred compensation plans upon a termination of employment.
In addition, pursuant to our Retiree Welfare Plan, certain eligible employees are entitled to health, medical, dental and vision benefits if they choose to separate from our company for any reason prior to age 65. US employees who were eligible under Huntsman’s Retiree Welfare Plan at the time of the Separation were deemed eligible for our Retiree Welfare Plan, including Messrs. Stolle and Ogden. We may cancel the Retirement Welfare Plan at any time. Due to Mr. Stolle having achieved a combined age and years of service of at least 80 at Huntsman and therefore vesting in retirement benefits while at Huntsman, we entered into a separate agreement with him that provides him with an additional cash benefit if we terminate the Retiree Welfare Plan or reduce the benefits available under the plan.
Quantification of Potential Payments and Benefits. The table below reflects the compensation that may be payable to or on behalf of each NEO upon an involuntary termination or a change of control. The amounts shown assume that such termination or change of control was effective as of December 31, 2019. All equity acceleration values have been calculated using the closing price of our stock on December 31, 2019 of $3.83. The actual amounts we will be required to disburse can only be determined at the time of the applicable circumstance.

Payment Type	Simon Turner	Kurt D. Ogden	Russ R. Stolle	Mahomed Maiter	Dr. Rob Portsmouth
INVOLUNTARY TERMINATION—WITHOUT CAUSE OR FOR GOOD REASON
Cash Severance	$1,697,032	$1,060,000	$910,000	$910,000	$506,626
Health & Welfare (1)	$5,402	$95,485	$95,485	$5,402	$5,402
Outplacement Services (2)	$5,200	$5,200	$5,200	$5,200	$5,200
Pension (3)	$88,033 (4)	—	—	$153,063 (5)	$61,074(6)
TOTAL TERMINATION BENEFITS	$1,795,667	$1,160,685	$1,010,685	$1,073,665	$578,302
CHANGE OF CONTROL
Accelerated Equity Awards	$1,295,509(7)	$488,432(8)	$433,257(9)	$416,838(10)	$165,134(11)
TOTAL TERMINATION BENEFITS	$1,295,509	$488,432	$433,257	$416,838	$165,134
DEATH
Accelerated Equity Awards (12)	$374,674	$141,545	$124,892	$124,892	$49,955
Pension (3)	$88,033	—	—	$167,369	$61,074 (13)
TOTAL TERMINATION BENEFITS	$462,707	$141,545	$124,892	$292,261	$111,029
DISABILITY (14)
Accelerated Equity Awards (12)	$374,674	$141,545	$124,892	$124,892	$49,955
Pension	$80,198	—	—	$152,728	$60,174
TOTAL TERMINATION BENEFITS	$454,872	$141,545	$124,892	$277,620	$111,029
RETIREMENT
Pension (3)	$88,033	—	—	$153,063	$61,074
TOTAL TERMINATION BENEFITS	$88,033	—	—	$153,063	$61,074
(1) In the case of an involuntary termination without Reasonable Cause or for Good Reason, calculated by multiplying 150% of the employer and employee monthly premiums payable with respect to the health care coverage elected by the executive as of December 31, 2019, by 24. We assumed a monthly premium 50% larger than current premiums to reflect annual increases in premium costs in order to ensure that the amounts reported above include the total amount for which we are potentially responsible with respect to such coverage.
(2) We contract with a third-party provider for 12 months of outplacement services. To the extent these services might be utilized, we expect the company cost would be as set forth herein.
(3) Retirement benefits are annual life pension amounts. The earliest this benefit can be realized is age 56 for Mr. Turner at which time it would be actuarially reduced to $80,198. The earliest this benefit can be realized is age 59 for Mr. Maiter at which time it would be actuarially reduced to $167,034. The earliest this benefit can be realized is age 54 for Mr. Portsmouth at which time it would be actuarially reduced to $48,248.
(4) The accrued retirement benefit for Mr. Turner comprises $49,882 from the Tioxide Pension Fund and $38,152 from the Huntsman Global Pension Scheme. Mr. Turner may elect a lump sum benefit of $1,715,184 calculated as eight times salary up to the current earnings cap. Mr. Turner’s spouse is entitled to an annual benefit of $44,016, which is calculated as 50% of Mr. Turner’s accrued retirement benefit before tax gross up.
(5) The accrued retirement benefit for Mr. Maiter comprises $53,968 from the Tioxide Pension Fund and $99,095 from the Huntsman Global Pension Scheme. Mr. Turner may elect a lump sum benefit of $3,667,264 calculated as eight times uncapped salary. Mr. Maiter’s spouse is entitled to an annual benefit of $76,532, which is calculated as 50% of Mr. Maiter’s accrued retirement benefit before tax gross up.
(6) Dr. Portsmouth may elect a lump sum benefit of $2,026,512 calculated as eight times uncapped salary. Dr. Portsmouth’s spouse is entitled to an annual benefit of $61,074 which is calculated as 50% of Dr. Portsmouth’s accrued retirement benefit before tax gross up.
(7) Except as provided in his Employment Agreement, any acceleration of vesting of long-term incentive awards held by Mr. Turner upon a change of control requires the approval of the Compensation Committee, which we assume for purposes of this table would have occurred on December 31, 2019. An acceleration of Mr. Turner’s 240,427 unvested restricted stock units would have an estimated value of $920,835 and 97,826 target unvested performance units would have an estimated value of $374,674. In addition, an acceleration of Mr. Turner’s 329,149 unvested options would have an estimated value of $0 on December 31, 2019.
(8) Except as provided in his Employment Agreement, any acceleration of vesting of long-term incentive awards held by Mr. Ogden upon a change of control requires the approval of the Compensation Committee, which we assume for purposes of this table would have occurred on December 31, 2019. An acceleration of Mr. Ogden’s 90,571 unvested restricted stock units would have an estimated value of $346,887 and 36,957 target unvested performance units would have an estimated value of $141,545. In addition, an acceleration of Mr. Ogden’s 123,810 unvested options would have an estimated value of $0 on December 31, 2019.
(9) Except as provided in his Employment Agreement, any acceleration of vesting of long-term incentive awards held by Mr. Stolle upon a change of control requires the approval of the Compensation Committee, which we assume for purposes of this table would have occurred on December 31, 2019. An acceleration of Mr. Stolle’s 80,513 unvested restricted stock units would have an estimated value of $308,365 and 32,609 target unvested performance units would have an estimated value of $124,892. In addition, an acceleration of Mr. Stolle’s 110,576 unvested options would have an estimated value of $0 on December 31, 2019.

(10) Except as provided in his employment agreement, any acceleration of vesting of long-term incentive awards held by Mr. Maiter upon a change of control requires the approval of the Compensation Committee, which we assume for purposes of this table would have occurred on December 31, 2019. An acceleration of Mr. Maiter’s 76,226 unvested restricted stock units would have an estimated value of $291,945.58 and 32,609 target unvested performance units would have an estimated value of $124,892. In addition, an acceleration of Mr. Maiter’s 100,454 unvested options would have an estimated value of $0 on December 31, 2019.
(11) Any acceleration of vesting of long-term incentive awards upon a change of control held by Dr. Portsmouth requires the approval of the Compensation Committee, which we assume for purposes of this table would have occurred on December 31, 2019. An acceleration of Dr. Portsmouth’s 30,073 unvested restricted stock units would have an estimated value of $115,180 and 13,043 target unvested performance units would have an estimated value of $49,955. In addition, an acceleration of Dr. Portsmouth’s 39,137 unvested options would have an estimated value of $0 on December 31, 2019.
(12) Any acceleration of vesting of performance units held by the NEOs upon death or disability requires the approval of the Compensation Committee, which we assume for purposes of this table would have occurred on December 31, 2019. Represents the value of accelerated vesting of target unvested performance units held by the NEOs.
(13) Dr. Portsmouth is entitled to an additional lump sum death benefit of $1,773,198 calculated as seven times salary if his death is work-related.
(14) The disability benefit for Messrs. Maiter and Turner is reduced in line with the early retirement reduction factors as per their pension agreements and before tax gross up for Mr. Turner.
COMPENSATION DISCUSSION AND ANALYSIS
INTRODUCTION
This Compensation Discussion and Analysis, or CD&A, provides information regarding how we paid our executives in 2019. This CD&A presents information for the following named executive officers, or “NEOs”:

Name	Title
Simon Turner	President and Chief Executive Officer, also referred to as our “CEO”
Kurt D. Ogden	Executive Vice President and Chief Financial Officer
Russ R. Stolle	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Mahomed Maiter	Executive Vice President, Business Operations
Dr. Rob Portsmouth	Senior Vice President, EHS, Innovation and Technology
The primary objective of our executive compensation program is the alignment of the compensation of our NEOs with shareholder value creation. In support of this objective, our executive compensation program is designed to: (i) align pay with performance; (ii) attract, motivate and retain executives critical to our long-term success by providing a competitive compensation structure; (iii) align our executives’ interests with those of our shareholders; (iv) encourage long-term focus; and (v) discourage excessive risk-taking.
ELEMENTS OF VENATOR’S EXECUTIVE COMPENSATION PROGRAM
Additional information about our executive compensation program is provided below, along with a discussion of how various compensation elements align with our compensation objectives.
TOTAL DIRECT COMPENSATION
We provide our executive officers with a mix of pay that reflects our belief that executive officers should have elements of their compensation tied to both short- and long-term performance. The Compensation Committee strives to align the relative proportion of each element of total direct compensation (i.e., base salary, target short-term incentive and target long-term value) with the competitive market and our objectives, as well as to preserve the flexibility to respond to the continually changing global environment in which we operate. While the Compensation Committee reviews the competitiveness of each NEO’s total direct compensation, it does not target specific percentiles among peer companies when setting compensation levels. Rather, the Compensation Committee considers peer group data among several factors in setting pay levels. Other factors include each executive’s individual performance, level of responsibility, knowledge, time in the position, experience and internal equity among executives with similar experience and job responsibilities.
Generally, as employees move to higher levels of responsibility with greater ability to influence our financial results, the percentage of performance-based pay will increase. Total direct compensation received by our NEOs comprises the following elements:

Compensation Element		Description and Purpose of the Element
Annual Cash Compensation	Base Salary	Fixed portion of total direct compensation. Generally reflects the officer’s responsibilities, tenure, job performance and the market for the executive’s services.
	Short‑Term Incentive Plan Award	Variable portion of total direct compensation. Supports achievement by executives of business critical short‑term performance goals, with cash payouts based on performance against pre‑established annual goals. These goals may include a subjective evaluation of individual performance including success in areas significant to us as a whole or to a particular business unit or function.
Long‑Term Equity‑Based Compensation	Restricted Stock Units	Variable portion of total direct compensation. Supports a long‑term focus by executives, as the value is tied to the price of our ordinary shares with awards vesting over a three-year period. The three-year vesting period also provides a strong retention incentive.
	Stock Options	Variable portion of total direct compensation. Supports a long‑term focus to maximize stock price, as value is tied to stock appreciation. The ten‑year exercise period discourages profit‑taking by executives in the short term. Also provides a strong retention incentive by vesting over a three‑year period.
	Performance Units	Variable portion of total direct compensation. Granted to focus executives on creating shareholder value by increasing TSR performance relative to peers over a three‑year period in 2019. 2020 grants reward both increasing TSR (relative to peers) and strong RONA performance over a three‑year period.
A detailed discussion of 2019 target total direct compensation awarded to our NEOs and graphical illustrations of the proportionate amount of performance-based compensation, is set forth below in “—2019 Executive Compensation Decisions.”
OTHER ELEMENTS OF COMPENSATION
In addition to the elements of target total direct compensation described above, our executive compensation program includes other elements of compensation that are designed primarily to attract, motivate and retain executives critical to our long‑term success and to provide a competitive compensation structure overall.

Element	Description and Purpose of the Element
Health and Welfare Benefits	We provide our NEOs with health and welfare benefits that are intended to be part of a competitive total compensation package with benefits comparable to those provided to employees and executives at other companies in the chemical industry and the general market. Our NEOs participate in our health and welfare programs on the same basis as our other employees.
Retirement and Savings Plans	We provide our NEOs with retirement and savings plan benefits that are intended to be part of a competitive total compensation package with benefits comparable to those provided to employees and executives at other companies in the chemical industry and the general market. Employees in foreign jurisdictions participate in the retirement and savings plans mandated by applicable law. We also provide executive officers in the US the opportunity to participate in defined contribution savings plans, such as our salary deferral plan (the “401(k) Plan”), and a supplemental deferred compensation plan.
For an explanation of the major features of our retirement and savings plans and the other amounts payable to our NEOs, see “Executive Compensation—Pension Benefits in 2019” and “—Nonqualified Deferred Compensation in 2019.”
Perquisites	We provide certain personal benefits and perquisites to our NEOs to assist with meeting the demands of their positions comparable, and in connection with international assignments. The benefits are competitive to those provided to executives at other companies in the chemical industry and the general market.
For a description of these perquisites and the amounts paid to our NEOs in 2019, see “Executive Compensation—2019 Summary Compensation Table” and “—Narrative Disclosure to Summary Compensation Table and Grants of Plan‑Based Awards Table.”
Employment Agreements	In 2018, we entered into employment agreements with certain of our NEOs that are intended to provide protections comparable to those provided to employees and executives at other companies in the chemical industry and the general market. The terms of Mr. Turner’s employment agreement were amended in 2019 as discussed above under “Executive Compensation—Pension Benefits in 2019.”
Terms of the employment agreements with the named executive officers are reflected above under “—2019 Executive Compensation Decisions—Employment Agreements” and “Executive Compensation—Potential Payments and Rights upon Termination or Change in Control—Employment Agreements.”
Severance Arrangements	We provide market competitive payments and benefits to our executive officers upon certain severance events through the Amended and Restated Executive Severance Plan (the “Executive Severance Plan”) and employment agreements. These arrangements assist in the retention of our executive officers by providing protection against certain termination events.
Terms of the Executive Severance Plan are reflected above under “Executive Compensation—Potential Payments and Rights upon Termination or Change in Control—Employment Agreements.”

2019 EXECUTIVE COMPENSATION DECISIONS
2019 BASE SALARY
Base salaries for our NEOs are intended to reflect the scope of their responsibilities, performance, skills and experience as well as competitive market practices. In 2019, Mr. Maiter and Dr. Portsmouth received increases based on their increased responsibilities and the Compensation Committee’s review of analogous or similar roles within our Peer Group, as defined below. The Compensation Committee determined that each of the other NEOs’ salaries were competitively aligned with our Peer Group. To the extent increased, base salaries for 2019 were effective as of April 1, 2019 as follows:

Officer	2018 Base Salary (in US Dollars)	2019 Base Salary (in US Dollars)	%Increase (based on local currency)
Simon Turner(1)	$848,516	$848,516	n/a
Kurt D. Ogden	$530,000	$530,000	n/a
Russ R. Stolle	$455,000	$455,000	n/a
Mahomed Maiter(2)	$416,158	$455,000	9.3%
Dr. Rob Portsmouth(3)	$226,173	$253,313	12.0%
(1) Mr. Turner’s base salary was set on July 1, 2017 at GBP is £657,764 and remained unchanged for 2018 and 2019. The value for Mr. Turner in 2018 and 2019 was converted using an exchange rate of 1 GBP to 1.29 USD, being the exchange rate as of February 11, 2019 (which is the internal date used to estimate pro forma elements of compensation).
(2) Mr. Maiter’s base salary in GBP is £352,713, which was increased from GBP £322,603 in 2018. The value for Mr. Maiter in 2019 was converted using an exchange rate of 1 GBP to 1.29 USD, being the exchange rate as of February 11, 2019 (which is the internal date used to estimate pro forma elements of compensation).
(3) Dr. Portsmouth’s base salary in GBP is £196,367, which was increased from GBP £175,328 in 2018. The value for Dr. Portsmouth in 2019 was converted using an exchange rate of 1 GBP to 1.29 USD, being the exchange rate as of February 11, 2019 (which is the internal date used to estimate pro forma elements of compensation).
2019 ANNUAL SHORT-TERM INCENTIVE PLAN (STIP)
Our annual STIP awards are designed to reward our executive officers for achievement of annual performance goals set by the Compensation Committee. The Compensation Committee establishes annual STIP targets for the NEOs expressed as a percentage of their base salaries. The following table summarizes the STIP targets and maximum annual STIP award levels for each of our NEOs for 2019.

Officer	Target % of Base Salary	Maximum % of Base Salary
Simon Turner	100%	200%
Kurt D. Ogden	70%	140%
Russ R. Stolle	70%	140%
Mahomed Maiter	70%	140%
Dr. Rob Portsmouth	60%	120%
The target and maximum STIP award guideline amount for the NEOs were set to generally align with competitive levels relative to comparable executive positions in our Peer Group and other chemical and general industrial companies. Potential payouts of individual annual STIP awards depend upon both company performance and individual contributions to our success, with the target and maximum award amounts serving as guidelines for ultimate payouts.

2019 Performance Measures and Goals. The Compensation Committee selects financial and strategic performance measures that must be achieved for payment of individual STIP awards. The Compensation Committee chooses performance measures that are important to our operations and contribute to the creation of shareholder value. The following table provides detail regarding the selected performance measures for the 2019 annual STIP awards and the corresponding weightings for each:

Performance Measure	Weighting	What It Is	Why We Use It
Corporate free cash flow(1)	30%	Cash from operating and investing activities, as defined on our US GAAP cash flow statements, before cash used or received from acquisition and disposition activities and separation costs.	Important measure of the financial performance of our company and has a significant impact on our strategic planning, liquidity and the ability to reduce our leverage through cash repayments on outstanding debt.
Corporate adjusted EBITDA(2)	20%	An indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization.	Primary metric by which our shareholders measure our financial performance, thus aligning the interests of management with the interests of our shareholders.
Business Improvement Program	15%	Programs undertaken by our company to improve operational efficiency, optimize product mix and reduce fix costs.	Operational efficiency is important to providing improvements to our financial performance.
EHS compliance	15%	A measure of compliance with injury reduction and process safety objectives.	Discourages risk‑taking for short‑term profits to the detriment of the well‑being of our employees and the communities in which we operate as well as the long‑term interests of our shareholders.
Personal Performance	20%	Culture and compliance, governance and corporate processes, individual contribution and other.	Allows the Compensation Committee the ability to reward NEOs for outstanding performance in 2019 not captured in the above objectives.
(1) Free cash flow is calculated as cash flows provided by (used in) operating activities from continuing operations and used in investing activities. See Appendix B for additional information regarding free cash flow and a reconciliation to cash flow.
(2) Corporate adjusted EBITDA is calculated by eliminating the following from EBITDA: (a) business acquisition and integration expenses/adjustments; (b) separation expense/gain, net; (c) US income tax reform; (d) net income/loss of discontinued operations, net of tax; (e) loss/gain on disposition of business/assets; (f) certain legal settlements and related expenses/gains; (g) amortization of pension and postretirement actuarial losses/gains; (h) net plant incident costs/credits; and (i) restructuring, impairment, and plant closing and transition costs/credits. A presentation and reconciliation to the most directly comparable GAAP financial measures is contained on pages 47-48 of our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), as filed with the US Securities and Exchange Commission (the “SEC”) on March 12, 2020.
The Compensation Committee established threshold, target and maximum performance goals for each of the financial performance measures as follows:

	2019(in millions)
Performance Measure	Threshold Goal	Target Goal	Maximum Goal
Corporate free cash flow	($145)	($121)	($95)
Corporate adjusted EBITDA	$143	$190	$220
Business improvements	$12	$15	$20

The Compensation Committee also established threshold, target and maximum goals for each of the EHS performance measures as follows:

		2019
Performance Measure	How Measured	Threshold Goal	Target Goal	Maximum Goal
Total Recordable Injury Rate	Company‑wide achievement of injury reduction objectives	0.63	0.53	0.43
Company‑wide achievement of injury reduction objectives	Company‑wide achievement of process safety objectives	0.16	0.1	0.08
Performance goals are set at aggressive levels requiring significant effort to achieve. For 2019, certain of these goals were set lower than in 2018 due to the cyclical nature of the business and our company’s forecast of a downturn in the industry and lower year-over-year results as a consequence. Achievement levels between threshold and target result in award payouts from 0% to 100% of target. Achievement levels between target and maximum result in award payouts from 100% to 200% of target for all NEOs.
2019 Performance. The 2019 targets were designed to require significant effort to achieve, yet to be realistic enough to incentivize our executive officers’ performance. For 2019, actual performance and performance as a percentage of targets were as follows:

Performance Criteria	2019 Target Goal (dollars in millions)	2019 Result (dollars in millions)	Earned Payout as a % of Target
Corporate free cash flow	($121)	$(121)	30.0%
Corporate adjusted EBITDA	$190	$188	19.2%
Business Improvement Program	$15	$15	15.0%
Total Recordable Injury Rate	0.53	0.53	7.5%
Company‑wide achievement of injury reduction objectives	0.1	0.16	0.0%
Personal Performance	N/A	N/A	N/A
TOTAL			71.7%

Personal Performance. The Committee reviewed each NEO’s performance during 2019 to determine the payout under the personal performance criteria:

Officer	Criteria Considered	Earned Payout as a % of Target
Simon Turner	Successful leadership of the executive leadership team; successfully delivered business improvement program targets ahead of schedule; successfully completed internal restructuring; credit facility expansion	30%
Kurt D. Ogden	Successful expansion of senior credit facility; restructured and strengthened department, delivered cost savings; accurate quarterly guidance	27%
Russ R. Stolle	Strengthened compliance activities; restructured legal and human resources departments; delivered cost savings and pension efficiencies; successful litigation management	23%
Mahomed Maiter	Reorganized operations and delivered business improvement savings ahead of schedule; led Pori closure progress resulting in successful restructuring and cost savings; successful leadership in strategic initiatives	30%
Dr. Rob Portsmouth	Delivered process safety program improvements; successful regulatory advocacy; delivered new product sales; led culture program	20%

2019 Annual STIP Award Payouts. The earned payout as a percentage of target reflects the sum of the results of our performance relative to the targets set for each performance measure, as described above. The CEO presents the Compensation Committee with recommendations for the annual cash incentive awards for each of the other executive officers, including the other NEOs. The Compensation Committee reviews the CEO’s recommendations, as well as the CEO’s performance, and makes such adjustments as it deems appropriate in its determination of the award payouts. For 2019, the Compensation Committee made no adjustments to the final award payouts determined in accordance with the corporate and performance criteria described above.
Based on the results discussed above, the Compensation Committee awarded 2019 STIP awards in accordance with the following formula:

Officer	NEO Base Salary		Target % of Base Salary		Earned Payout as a % of Target		STIP Award Earned
Simon Turner(1)	$848,516	x	100%	x	101.7%	=	$862,516
Kurt D. Ogden	$530,000	x	70%	x	98.7%	=	$365,992
Russ R. Stolle	$455,000	x	70%	x	94.7%	=	$301,460
Mahomed Maiter(1)	$455,000	x	70%	x	101.7%	=	$326,180
Dr. Rob Portsmouth(1)	$253,313	x	60%	x	91.7%	=	$139,296
(1) Mr. Turner’s STIP award was £668,617, Mr. Maiter’s STIP award was £252,853 and Dr. Portsmouth’s STIP award was £107,982. The values for Messrs. Turner and Maiter and Dr. Portsmouth in 2019 have been converted using an exchange rate of 1 GBP to 1.29 USD, being the exchange rate as of February 11, 2019 (which is the internal date used to estimate pro forma elements of compensation).
LONG-TERM EQUITY COMPENSATION
For 2019, the Compensation Committee approved for each NEO a target long-term equity compensation value intended to position each executive officer within competitive levels. Each NEO’s target award value was allocated 50% to restricted stock units, 25% to stock options and 25% to performance units, and the amount allocated was converted to a number of shares based on the grant date fair value as follows:

Officer	Target Award Amounts	Stock Options	Restricted Stock Units	Target Performance Units	Total Shares
Simon Turner	$2,250,000	223,214	195,652	97,826	516,692
Kurt D. Ogden	$850,000	84,325	73,913	36,957	195,195
Russ R. Stolle	$750,000	74,405	65,217	32,609	172,231
Mahomed Maiter	$750,000	74,405	65,217	32,609	172,231
Dr. Rob Portsmouth	$300,000	29,762	26,087	13,043	68,892
For purposes of restricted stock unit awards, grant date fair value is calculated using the closing price of our stock on the date of grant. The grant date fair value of the stock option awards is determined on the date of the grant using the Black-Scholes valuation model. With respect to the performance units, the amount shown reflects the full grant date fair value computed in accordance with FASB ASC Topic 718 based on probable achievement of the market conditions, which is consistent with the estimate of aggregate compensation to be recognized over the service period, excluding the effect of estimated forfeitures
The restricted stock units and stock option awards granted in 2019 are subject to a three-year ratable annual vesting schedule that requires service for a continuous three-year period to become fully vested, except as otherwise provided in the Stock Incentive Plan, long-term incentive award agreements and the employment agreements described below.
The performance unit awards granted in 2019 vest and lapse their associated restrictions on December 31, 2021, subject to the achievement of relative TSR performance metrics during the performance period from January 1, 2019 to December 31, 2021 and subject to continued service. Performance units are paid based on relative payout as follows:

Percentile Rank Relative TSR	Payout Percentage of Target Number of Shares
90th percentile or better	200%
75th percentile or better	175%
50th percentile or better	100%
25th percentile or better	50%
Less than 25th percentile	0%
If our absolute TSR is negative during the performance period, the Compensation Committee may exercise discretion to reduce the number of performance units that are earned. The performance unit awards are settled in stock upon vesting.
The peer group used to determine relative TSR performance (the "2019 Performance Peers") is the same as the Peer Group described below, excluding non-chemical companies (Ensco plc, Mallinckrodt plc and Noble Corporation plc).
Additional details regarding these 2019 grants are provided under “Executive Compensation—Grants of Plan-Based Awards in 2019” below. Subject to the NEOs’ Employment Agreements described below, none of the awards granted in 2019 provide for automatic accelerated vesting upon termination of employment or the occurrence of a change of control. See “Executive Compensation—Potential Payments upon Termination or Change in Control” below for more information.
EMPLOYMENT AGREEMENTS
In December 2018, we entered into employment agreements with Messrs. Turner, Ogden, Stolle, Maiter and Portsmouth (the “Employment Agreements”). The Compensation Committee approved the Employment Agreements, which supersede any prior agreements other than as specifically incorporated therein. The Employment Agreements reflect a continuation of the base salary then in effect and annual reviews for increase thereof, continued participation in the STIP, annual long-term incentive awards having a grant value of at least the value of such employee’s 2018 long-term incentive award grant, and continued severance benefits under the Executive Severance Plan. The Employment Agreements also provide that the officers will be entitled to participate in the various benefits plans available to other employees. Executive officer compensation will continue to be subject to annual review by the Compensation Committee. In addition, the Employment Agreements contain confidentiality, non-solicitation and non-compete provisions.
As additional terms, the Employment Agreements provide that in the event that we terminate the Stock Incentive Plan, the employee is entitled to receive, during each year of employment with our company and in lieu of stock awards under the Stock Incentive Plan, an annual grant of performance units or similar long term incentive compensation having a grant value of at least the value of such employee’s 2018 long-term incentive award grant, and vesting over three years. In addition, the Employment Agreements provide that under the Severance Plan, upon a “Termination for Good Reason” following a Change of

Control (as defined in the Stock Incentive Plan), Replacement Awards (as defined in the Stock Incentive Plan), which may be issued to replace existing equity awards in connection with a Change of Control, shall become fully vested. In addition, each Employment Agreement provides that a breach of such Employment Agreement by our company or our affiliates shall be deemed to be a sufficient cause for a “Termination for Good Reason” under the Severance Plan. Terms of the Employment Agreements are reflected above under “Executive Compensation—Potential Payments and Rights upon Termination or Change in Control—Employment Agreements.”
Effective November 13, 2019, we amended Mr. Turner’s Employment Agreement as described in “Executive Compensation —Pension Benefits in 2019” below.
HOW WE DETERMINE EXECUTIVE COMPENSATION
The Compensation Committee in coordination with the Compensation Committee’s compensation consultant, our CEO and our Executive Vice President and General Counsel participate in the annual review of the executive compensation program. This review includes an evaluation of our performance, corporate goals and objectives relevant to compensation, and compensation payable under various circumstances, including upon retirement or a change of control. In making its decisions regarding each executive officer’s compensation, our Compensation Committee considers the nature and scope of all elements of the executive’s total compensation package, the executive’s responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals. This review includes an evaluation of each executive officer’s historical pay and career development, individual and corporate performance, competitive practices and trends, and other compensation issues.

ROLES OF THE COMPENSATION COMMITTEE, EXECUTIVE MANAGEMENT AND THE COMPENSATION CONSULTANT
The Compensation Committee, executive management and Meridian Compensation Partners, LLC (“Meridian”) each play a key role in the Compensation Committee’s annual review, evaluation and approval of our executive compensation programs, as detailed below.

Compensation Committee
• Articulates our compensation philosophy, establishes our executive compensation program and implements policies and plans covering our executive officers
• Reviews, evaluates and approves the compensation structure and level for our executive officers
• Reviews and approves each element of compensation annually for our CEO
• Evaluates each executive officer’s performance, including through reports from other members of executive management (other than with respect to our CEO) and, in many cases, makes personal observations in determining individual compensation decisions

Executive Management
• Our CEO articulates our strategic direction and works with the Compensation Committee to identify and set appropriate targets for executive officers (other than himself)
• Our CEO is assisted by our Executive Vice President and General Counsel, who provides advice on the design and development of our compensation programs, the interpretation of compensation data and the effects of adjustments and modifications to our compensation programs
• Our CEO makes recommendations to the Compensation Committee regarding each element of compensation for each of our executive officers (other than the CEO)
• Our CEO also provides the Compensation Committee with his evaluation with respect to each executive officer’s performance (other than the performance of the CEO) during the prior year
• Our finance, human resources and legal departments also assist our CEO by advising on various considerations relevant to these programs

Compensation Consultant
• Advises the Compensation Committee in its oversight role, advises executive management in the executive compensation design process and provides independent compensation data and analysis to facilitate the annual review of our compensation programs
• Evaluates levels of executive officer and director compensation as compared to general market compensation data and peer data (as discussed below)
• Evaluates proposed compensation programs or changes to existing programs, providing information on current executive compensation trends and updates on applicable legislative, technical and governance matters.

CONSIDERATION OF PEER COMPENSATION
To assist in its determination of the 2019 target total direct compensation levels for our executive officers, the Compensation Committee considered information included in a compensation benchmarking review prepared by Meridian. The benchmarking review provided competitive market data for each element of compensation, as well as information regarding incentive plan designs and pay practices for executives in similar positions among a selected peer group of companies as set forth below (the “Peer Group”). Information in the market review served as a reference in the Compensation Committee’s overall assessment of the competitiveness of our executive compensation program.
The Peer Group consists primarily of companies against whom we compete in the global chemical industry for business opportunities and executive talent. Criteria used to select the Peer Group companies include financial measures (i.e., revenue, market capitalization, net income) and the chemical industry segment in which we operate. The Peer Group includes chemical companies based in the United States, the United Kingdom and Europe, as well as other non‑chemical UK‑based companies with primary stock listings on the NYSE. The Compensation Committee believes that this group of uniquely situated companies contributes to a meaningful benchmark for executive compensation because we face the same governance framework and related issues. For the benchmarking review for 2019, our Peer Group comprised the following 18 companies, which were unchanged from the peer group used for the 2018 benchmarking review:

• Albemarle Corp	• Croda International pl	• Noble Corporation pl
• Ashland Global Holdings Inc	• Ensco pl	• RPM International Inc
• Axalta Coating Systems Ltd	• Ferro Corp	• Sika A
• Cabot Corp	• Johnson Mathey pl	• Tronox Ltd
• Celanese Corp	• Lonza Group A	• Wacker Chemie A
• Chemours Co	• Mallinckrodt pl	• WR Grace & Co.

As a supplement to competitive market data from the Peer Group, and to assess benchmark data for positions for which pay information is not publicly disclosed, the Compensation Committee also considered competitive market data across a broader group of chemical and general industrial companies. The primary source of this data was the Aon New Bridge Street Compensation Database. The Compensation Committee considers competitive ranges among our Peer Group and the broader industry groups and does not use the benchmark data to target specific percentiles within these groups. Our Compensation Committee believes the combination of these perspectives and points of reference offers an appropriate basis for assessing the competitiveness of the compensation for our NEOs. With respect to the survey data considered by the Compensation Committee, the identities of the individual companies are not provided to the Compensation Committee and the Compensation Committee did not receive individual compensation information for the companies included in the survey.
For 2020 executive compensation decisions, the Compensation Committee made changes to the peer group with a focus on reducing the median revenue of the peers and including more comparable chemical companies. Changes included the removal of nine companies (Sika AG, Mallinckrodt plc, Celanese Corporation, Wacker Chemie, Johnson Matthey, Lonza Group, RPM International, Valaris plc and Noble Corporation) and the addition of two companies (Element Solutions, Minerals Technologies). The 2020 peer group consists of the following eleven companies:

• Albemarle Corp	• Chemours Co	• Mineral Technologies Inc
• Ashland Global Holdings Inc	• Croda International pl	• Tronox Ltd
• Axalta Coating Systems Ltd	• Element Solutions Inc	• WR Grace & Co.
• Cabot Corp	• Ferro Corp
INDEPENDENCE OF COMPENSATION ADVISERS
In September 2017, the Venator Compensation Committee engaged Meridian as its independent executive compensation consultant. Meridian is an independent compensation consulting firm and does not provide any services to us outside of matters pertaining to executive officer and director compensation. Meridian reports directly to the Compensation Committee, which is responsible for determining the scope of services performed by Meridian and the directions given to Meridian regarding the performance of such services. Meridian attends Compensation Committee meetings as requested by the Compensation Committee.
The Compensation Committee determined that the services provided by Meridian to the Compensation Committee during 2019 did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of Meridian under the six independence factors adopted by the SEC and incorporated into the NYSE Corporate Governance Listing Standards. Further, in making this assessment, the Compensation Committee considered Meridian’s written correspondence to the Compensation Committee that affirmed the independence of Meridian and the partners, consultants and employees who provide services to the Compensation Committee on executive and director compensation matters.
COMPENSATION POLICIES AND PRACTICES
SHARE OWNERSHIP GUIDELINES
Our Director and Executive Share Ownership Guidelines (the “Guidelines”) are designed to align our directors’ and executives’ interests with our shareholders’ interests and to encourage directors and executives to make decisions that will be in our long-term best interests—through all industry cycles and market conditions. The Guidelines require non-employee directors and executive officers to achieve and maintain ownership of our shares equal to five times base salary for the CEO, three times base salary for all other executive officers and five times the annual cash retainer for directors. The share ownership requirement is based on the participant’s base salary or annual retainer (as applicable) and the closing share price on June 30 of each calendar year (the “Measurement Date”). Participants have five years from each participant’s initial Measurement Date to achieve the ownership requirement. Once the guideline is achieved, a participant will not be deemed to have failed to achieve the guideline as a result of a subsequent decline in the market price of Venator’s ordinary shares. Only Mr. Huntsman and Ms. Patrick have achieved the ownership requirement.
During any year in which a participant is not in compliance with the ownership requirement, the participant is required to retain at least 50% of net shares delivered through Venator’s stock incentive plans (“net shares” means the shares remaining after deducting shares for the payment of taxes and, in the case of stock options, after deducting shares for payment of the exercise price of stock options). Any shares acquired by a participant prior to becoming subject to the Guidelines are not subject to the retention restriction. There are exceptions to the retention requirement for estate planning, gifts to charity, education and the purchase of a participant’s primary residence. In addition, hardship exemptions may be made in rare instances. A copy of the Guidelines is available on our website at www.venatorcorp.com.

CLAWBACK POLICY
Pursuant to our Incentive Repayment (Clawback) Policy for executive officers, subject to certain exceptions, our company may recover performance-based compensation that was based on achievement of quantitative performance targets if an executive officer engaged in fraud or intentional illegal conduct resulting in a financial restatement.
POLICY ON HEDGING AND PLEDGING AND PROHIBITED TRANSACTIONS
Our Insider Trading Policy prohibits employees, non-employee directors and related persons from entering into hedging transactions that are intended to offset, in whole or in part, the economic risks associated with the ownership of our company’s ordinary shares. Types of hedging transactions prohibited under the Insider Trading Policy include, but are not limited to, short sales and trading in exchange traded derivative instruments, such as puts, calls, spreads, straddles and any other derivative instruments that may be used to offset the economic risks associated with ownership of our company’s ordinary shares. In addition, our Insider Trading Policy prohibits pledging our company’s securities as collateral for a loan and holding securities in a margin account where such securities could be pledged as collateral.
COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO RISK MANAGEMENT
The Compensation Committee believes that our compensation programs are appropriately designed to provide a level of incentives that does not encourage our executive officers and employees to take unnecessary risks in managing their business operations or functions and in carrying out their employment responsibilities. Specifically:
• a substantial portion of our executive officers’ compensation is performance-based, consistent with our approach to executive compensation;
• our annual STIP award program is designed to reward annual financial and/or strategic performance in areas considered critical to our short and long-term success and features a cap on the maximum amount that can be earned in any single year;
• our long-term incentive awards are directly aligned with long-term shareholder interests through their link to our stock price and multi-year ratable vesting schedules and, starting in 2019, total shareholder return relative to other companies; and
• our executive share ownership guidelines further provide a long-term focus by requiring our executives to personally hold significant levels of our stock.
The Compensation Committee believes that the various elements of our executive compensation program sufficiently incentivize our executives to act based on the sustained long-term growth and performance of our company.
ACCOUNTING AND TAX TREATMENT OF THE ELEMENTS OF COMPENSATION
The financial reporting and income tax consequences to us of individual compensation elements are important considerations for the Compensation Committee when it is analyzing the overall level of compensation and the mix of compensation among individual elements. Overall, the Compensation Committee seeks to balance its objective of ensuring an effective compensation program for our NEOs with the desire to maximize the immediate deductibility of compensation to the extent practicable and consistent with our overall compensation philosophies.
The Board and the Compensation Committee reserve the right to provide compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention or recognize and reward desired performance.
We account for stock-based awards, including stock options, restricted stock unit awards and performance unit awards, in accordance with FASB ASC Topic 718 (formerly Statement of Financial Accounting Standards No. 123R).
Section 162(m) of the United State Internal Revenue Code (the "Code") generally disallows a U.S. tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to certain executive officers. However, prior to the enactment of tax legislation in December 2017 (the "Tax Act"), certain types of performance-based compensation were exempt from the $1 million deduction limit if specific requirements were met. Under the Tax Act, this special exemption for performance-based compensation is no longer available with respect to taxable years beginning after December 31, 2017. Pursuant to the Tax Act, for taxable years beginning after December 31, 2017, Section 162(m) of the Code was expanded to cover all named executive officers. Any executive officer whose compensation is subject to Section 162(m) of the Code in any taxable year beginning after December 31, 2016 will have compensation subject to Section 162(m) of the Code for all future years, including years after the executive terminates employment or dies.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed Venator Materials PLC’s Compensation Discussion and Analysis for the fiscal year ended December 31, 2019, as set forth above, with Venator’s management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Looking to 2020, the Compensation Committee is closely monitoring the current COVID-19 pandemic, which our Company, like all businesses across the globe, is facing, and considering any potential impacts it may have on our compensation programs. Due to the significant uncertainties arising from the ongoing COVID-19 pandemic and its potential impacts to our business, the Compensation Committee may choose to exercise its discretion to adjust elements of compensation as allowed under applicable plans, in order to ensure our executive team is appropriately incentivized as they navigate this global crisis and continue to drive the Company’s strategic objectives.
COMPENSATION COMMITTEE,
Daniele Ferrari, Chair
Kathy D. Patrick
Sir Robert J. Margetts
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Daniele Ferrari, Sir Robert J. Margetts and Kathy D. Patrick each served on the Compensation Committee during 2019. None of the members who served on the Compensation Committee during 2019 has at any time been an officer or employee of our company or any of its subsidiaries nor had any substantial business dealings with our company or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Compensation Committee of our company.
CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Simon Turner, our CEO.
For 2019, our last completed fiscal year:
• the median of the annual total compensation of all employees of our company (excluding Simon Turner, our CEO) was $60,791;
• the annual total compensation of Simon Turner, our CEO, as reported in the 2019 Summary Compensation Table included in this Annual Report on Form 10-K, was $4,456,770; and
• based on this information, for 2019 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 75 to 1.
With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this Annual Report on Form 10-K and incorporated by reference under Item 11 of Part III of our 2019 Form 10‑K.
Median Employee
SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in pay to our employees or our median employee. We identified our median employee as of December 31, 2018 and there have been no significant changes requiring us to recalculate the median employee. Accordingly, our 2019 CEO pay ratio is calculated utilizing the same median employee identified in 2018. In determining that it was still appropriate to utilize our 2018 median employee for this disclosure, we considered the changes to our global employee population and compensation programs during 2019, as well as the absence of a material change in that employee’s job description or compensation during 2019.
We determined that, as of December 31, 2018, our total global workforce consisted of approximately 4,744 individuals working at our parent company and consolidated subsidiaries, with approximately 13% of these individuals located in the Americas, 77% located in Europe and the Middle East and 10% located in Asia Pacific.

We used a consistently applied compensation measure to identify our median employee by comparing the actual non-discretionary compensation (inclusive of salaries and wages) reflected in our global data system of record that aligns with payroll records as reported to local tax authorities for 2017.
We do not widely distribute annual equity awards to our employees, therefore such awards were excluded from our compensation measure.
• For the purpose of identifying the median employee, the amount of non-discretionary compensation for our non-US employees was converted to US dollars using exchange rates as of December 31, 2018.
• For purpose of calculating the 2019 ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees, we requested the annual total compensation of our previously identified median employee as of December 31, 2019 and converted to US dollars using exchange rates as of December 31, 2019.
We identified our median employee by consistently applying this compensation measure to all employees included in our analysis.
For purposes of the year ended December 31, 2019, we combined all of the elements of our median employee’s compensation for the year ended December 31, 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $60,791. The difference between such employee’s salary and wages and the employee’s annual total compensation represents:
• $1,882 representing the annual employer contribution for the whole unionized workforce pension plan; and
• $761 employer provided life and health insurance as determined by the age, the salary and the risks of the job of each employee.

DIRECTOR COMPENSATION
Our Corporate Governance Guidelines provide for compensation for our non-employee directors services, in recognition of their time and skills. Directors who are also our officers or employees do not receive additional compensation for serving on the Board. Annual compensation for our non-employee directors comprises cash and stock-based equity compensation. Cash compensation paid to our non-employee directors comprises annual retainers and supplemental retainers for chairs and members of Board committees (detailed in footnote (2) to the Director Compensation Table below). Stock-based equity compensation for 2019 consisted of awards granted under the Venator Materials PLC 2017 Stock Incentive Plan (the “Stock Incentive Plan”) in the form of share units.
Maintaining a market-based compensation program for our non-employee directors enables our company to attract qualified members to serve on the Board. With the assistance of Meridian, the Compensation Committee’s independent compensation consultant, the Compensation Committee will periodically review our non-employee director compensation practices and compare them to the practices of our peers as well as against the practices of public company boards generally, to ensure our practices are aligned with market practices.
We offer non-employee directors in the US the opportunity to participate in the Venator Outside Directors Elective Deferral Plan. This is an unfunded nonqualified deferred compensation plan established primarily for the purpose of providing our non-employee directors with the ability to defer the receipt of director fees. The investment choices available under this plan are identical to the investment choices available under our 401(k) plan, which are described in greater detail above under “Compensation Discussion and Analysis—Elements of Venator’s Executive Compensation Program—Other Elements of Compensation.” Benefits under the plan are payable in cash distributable either in a lump sum or in installments over a period of 3 years, 5 years or 10 years, with payments beginning within 60 days after the director ceases to be a member of our Board. For 2019, Ms. Patrick was the only non-employee director who elected to participate in this plan, deferring all 2019 fees.
The Compensation Committee believes that our total director compensation package is competitive with market practices and is fair and appropriate in light of the responsibilities and obligations of our non-employee directors. Details of our non-employee director compensation program appear below.

DIRECTOR COMPENSATION TABLE
Total 2019 compensation for our non-employee directors is shown in the following table:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Peter R. Huntsman	$100,000	$120,000	$220,000
Sir Robert J. Margetts	$120,000	$120,000	$240,000
Douglas D. Anderson	$105,000	$120,000	$225,000
Daniele Ferrari	$100,000	$120,000	$220,000
Kathy D. Patrick	$95,000	$120,000	$215,000

(1) Simon Turner, our CEO, served as a director of our company in 2019 but is not included in this table since he was also our employee during 2019 and did not receive any additional compensation for service as a director. His total compensation for service as CEO is shown in the 2019 Summary Compensation Table on page 34.
(2) For 2019, non-employee directors received the following cash retainers:

Director*	Annual Retainer	Audit Committee	Compensation Committee	Governance Committee	Chairman	Lead Independent Director
Peter R. Huntsman	$60,000	—	—	—	$40,000	—
Sir Robert J. Margetts	$60,000	$15,000	$10,000	$10,000	—	$25,000
Douglas D. Anderson	$60,000	$35,000	—	$10,000	—	—
Daniele Ferrari	$60,000	$15,000	$25,000	—	—	—
Kathy D. Patrick	$60,000	—	$10,000	$25,000	—	—

* Non-employee directors receive annual retainers of $60,000, an additional $15,000 annual retainer for service on the Audit Committee and a $10,000 annual retainer for service on each other committee. In addition, non-employee directors receive an additional retainer for service as committee chair of $20,000 for the Audit Committee and $15,000 for each of the other committees. In addition, the chairman of the board receives an annual retainer of $40,000 and the lead independent director receives an annual retainer of $25,000. No annual retainer is paid for service on the Litigation Committee. All directors are reimbursed for reasonable out-of-pocket expenses incurred for attending meetings of the Board or its committees and for other reasonable expenses related to the performance of their duties as directors.
(3) This column represents the aggregate grant date fair value of fully vested share unit awards granted in 2019, computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification, Topic 718 (“FASB ASC Topic 718”). On February 13, 2019, each non-employee director received a share unit award of 20,870 shares based on the grant date fair value of $5.75 per share. The shares underlying share unit awards are vested on the date of grant, but the shares are not deliverable until a director’s termination of service. Therefore, none of our directors held outstanding unvested equity awards as of December 31, 2019. See “Note 18. Share-Based Compensation Plan” to our consolidated financial statements in the 2019 10‑K for additional detail regarding assumptions underlying the value of these equity awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our ordinary shares as of April 22, 2020 by:
•each person who we know owns beneficially more than 5% of our ordinary shares;
•each of our directors and nominees;
•each of our NEOs; and
•all of our executive officers and directors as a group.
Under the regulations of the SEC, shares are generally deemed to be “beneficially owned” by a person if the person directly or indirectly has or shares voting power or investment power (including the power to dispose) over the shares, whether or not the person has any pecuniary interest in the shares, or if the person has the right to acquire voting power or investment power of the shares within 60 days, including through the exercise of any option, warrant or right. In accordance with the regulations of the SEC, in computing the number of ordinary shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all ordinary shares subject to options or other rights held by the person that are currently exercisable or exercisable within 60 days of April 22, 2020. We did not deem such shares outstanding, however, for the purpose of determining the shareholders entitled to notice of or to vote at the Annual Meeting.

	Ordinary shares Beneficially Owned(1)
Name of Beneficial Owner	Shares	Percent(2)
5% OR MORE BENEFICIAL OWNERS:
Huntsman Corporation(3)	52,118,568	48.8%
Adage Capital Partners, L.P.(4)	9,156,202	8.6%
DIRECTORS AND EXECUTIVE OFFICERS
Peter R. Huntsman(5)	80,325	*
Sir Robert J. Margetts(5)	70,325	*
Douglas D. Anderson(5)	75,625	*
Daniele Ferrari(5)	70,325	*
Kathy D. Patrick(6)	165,379	*
Simon Turner(7)	454,101	*
Kurt Ogden(8)	182,383	*
Russ Stolle(9)	174,534	*
Mahomed Maiter(10)	124,584	*
Dr. Robert L. Portsmouth(11)	58,937
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (11 persons)(12)	1,463,104	1.4%
* Less than 1%
1.The address of each beneficial owner is c/o Venator Materials PLC, Titanium House, Hanzard Drive, Wynyard Park, Stockton-on-Tees, TS22 5FD, United Kingdom and such beneficial owner has sole voting and dispositive power over such shares.
2.Based upon an aggregate of 106,735,892 ordinary shares outstanding on April 22, 2020.
3.As reported in Schedule 13G/A filed with the SEC on January 28, 2019. Represents ordinary shares held of record by Huntsman (Holdings) Netherlands, B.V., which is a subsidiary owned by (i) Huntsman International LLC (“Huntsman International”), which is a direct wholly-owned subsidiary of Huntsman Corporation, and (ii) Huntsman International Financial LLC, which is a direct wholly-owned subsidiary of Huntsman International. The address of Huntsman Corporation is 10003 Woodloch Forest Drive, The Woodlands, Texas, 77380.
4.As reported in Schedule 13G filed with the SEC on February 12, 2020. Based on such 13G filing, Adage Capital Partners, L.P. has sole voting power over 0 shares, shared voting power over 9,156,202 shares, sole dispositive power over 0 shares and shared dispositive power over 9,156,202 shares. The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.
5.Includes 70,325 vested share units, the shares underlying which will be deliverable upon termination of service.
6.Includes 70,379 vested share units, the shares underlying which will be deliverable upon termination of service.
7.Includes options to purchase 297,917 shares of common stock that are exercisable within 60 days of April 22, 2020.
8.Includes options to purchase 123,853 shares of common stock that are exercisable within 60 days of April 22, 2020.
9.Includes options to purchase 123,849 shares of common stock that are exercisable within 60 days of April 22, 2020.
10.Includes options to purchase 97,982 shares of common stock that are exercisable within 60 days of April 22, 2020.
11.Includes options to purchase 46,862 shares of common stock that are exercisable within 60 days of April 22, 2020.
12.Includes options to purchase a total of 695,264 shares of common stock that are exercisable within 60 days of April 22, 2020, and a total of 351,679 vested share units, the shares underlying which will be delivered to the applicable holder upon termination of service.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information regarding our equity compensation plans as of December 31, 2019.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Plan Category	(#) (1)	($)	(#)
Equity compensation plans approved by security holders as of December 31, 2019(2)	3,004,175	$14.12	9,452,039
Equity compensation plans not approved by security holders:	—	—	—
1.Includes 1,831,029 outstanding options and 1,173,146 undelivered full value awards (including 798,060 unvested restricted stock units and 158,129 vested share units). If performance units were delivered at target, this figure would include 216,957 undeliverable full value awards.
2.The Stock Incentive Plan allows for the issuance of up to 12,750,000 ordinary shares to employees and consultants of our company and its subsidiaries and to members of the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
POLICIES AND PROCEDURES
The Board has adopted a Related Party Transactions Policy, which includes the procedures for review, approval and monitoring of transactions involving our company and “related persons” (directors, executive officers, shareholders owning five percent or greater of our ordinary shares, or their respective immediate family members). The policy covers any transaction involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest.
The Compensation Committee reviews and approves any compensation paid to family members of directors and executive officers. All other related person transactions must be approved by the Audit Committee, which approves the transaction only if it determines that the transaction is in, or is not inconsistent with, our interests. In evaluating the transaction, the Audit Committee considers all relevant factors, including as applicable (1) the benefit to us in entering into the transaction; (2) the alternatives to entering into a related person transaction; and (3) whether the transaction is on terms comparable to those available to third parties. If a director is involved in the transaction, he or she is recused from all discussions and decisions about the transaction. The transaction must be approved in advance of its consummation. The Audit Committee periodically monitors the transaction to ensure that there are no changed circumstances that would render it advisable, or not inconsistent with such circumstances, to amend or terminate the transaction and reviews the transaction annually to determine whether it continues to be in our interests.
The Audit Committee approved all transactions described below, in accordance with the Related Party Transactions Policy, and continues to monitor arrangements described below consistent with the Related Party Transactions Policy.
TRANSACTIONS
Our Relationship with Huntsman Corporation
Prior to the Separation, all of our outstanding ordinary shares were indirectly owned by Huntsman Corporation. Currently, Huntsman Corporation, through a wholly owned subsidiary, owns approximately 49% of our outstanding ordinary shares.
This section provides a summary description of agreements entered into between Huntsman Corporation and us in connection with the Separation and our relationship with Huntsman Corporation in 2019. This description of the agreements between Huntsman Corporation and we is a summary and, with respect to each such agreement, is qualified by reference to the terms of the agreement, each of which has been filed with the SEC. We urge you to read the full text of these agreements. We entered into these agreements with Huntsman Corporation immediately prior to the completion of the Separation; accordingly, we entered into these agreements with Huntsman Corporation in the context of our relationship as a wholly‑owned subsidiary of Huntsman Corporation. Huntsman Corporation determined the terms of these agreements, which may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Separation Agreement
The separation agreement between Huntsman Corporation and our company governs the treatment of all aspects relating to indemnification (other than for tax matters) and insurance, and generally provides for cross‑indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of the remaining Huntsman Corporation businesses with Huntsman Corporation. The separation agreement also establishes procedures for handling claims subject to indemnification and related matters. We and Huntsman Corporation also generally released each other from all claims and liabilities between Huntsman Corporation and its subsidiaries on the one hand and us and our subsidiaries on the other hand arising prior to the Separation, including in connection with the activities to implement the Separation (other than claims arising under the transaction agreements), including the indemnification provisions described above or as expressly provided otherwise in the transaction agreements.
Transition Services Agreement
We also entered into a transition services agreement with Huntsman Corporation pursuant to which Huntsman Corporation provided us with certain services and functions for a limited time following the Separation. These services initially included administrative, payroll, human resources, data processing, EHS, financial audit support, financial transaction support, marketing support and other support services, information technology systems and various other corporate services. The services provided covered all necessary services that were provided by Huntsman Corporation to us prior to the Separation.
The services began following the Separation and covered a period of up to 24 months. We were allowed to terminate individual services early as we became able to operate our businesses without those services and phased out all of these services in August 2019. During 2019, we paid $324,796 to Huntsman Corporation in connection with transition services they provided to us.
Tax Matters Agreement
The tax matters agreement governs the respective rights, responsibilities, and obligations of Huntsman Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.
In general, pursuant to the tax matters agreement:
•We are responsible for any taxes due with respect to tax returns that include only us and/or our subsidiaries. Huntsman Corporation is responsible for any taxes due with respect to tax returns that include only Huntsman Corporation and/or its subsidiaries (excluding us and our subsidiaries). We are responsible for, and indemnify Huntsman Corporation for, taxes attributable to the operations of our businesses prior to the internal reorganization and the Separation reflected on a tax return filed by Huntsman Corporation.
•We and Huntsman Corporation agreed to cooperate in the preparation of tax returns, refund claims and conducting tax audits concerning matters covered by the agreement.
•We and Huntsman Corporation were assigned responsibilities for administrative matters, such as the filing of tax returns, payment of taxes due, retention of records and conduct of audits, examinations, and similar proceedings. Huntsman Corporation generally controls tax returns that include both its businesses and our businesses and any disputes relating to such tax returns.
•Huntsman Corporation is responsible for any sales, use, transfer, registration, documentary, stamp or similar taxes applicable to, or resulting from, the internal reorganization or the sale of our shares in connection with the Separation.
In addition, for US federal income tax purposes Huntsman recognized a gain as a result of the internal restructuring and IPO to the extent the fair market value of the assets associated with our US businesses exceeded the basis of such assets for US federal income tax purposes at the time of the separation. As a result of such gain recognized, the basis of the assets associated with our US businesses increased. This basis step-up gave rise to a deferred tax asset of $77 million that we recognized for the quarter ended September 30, 2017. Due to the 2017 Tax Act’s reduction of the US federal corporate income tax rate from 35% to 21%, the basis step-up gives rise to a deferred tax asset of $36 million that we recognized for the year ended December 31, 2017. Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual US federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the quarter ended September 30, 2017 we estimated (based on a value of our US businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision were expected to be approximately $73 million. Due to the 2017 Tax Act’s reduction of the US federal corporate income tax rate, we recognized that the aggregate future payments required by this provision are expected to be approximately $34 million. We have recognized a noncurrent liability for this amount as of December 31, 2017 and 2018. During 2019, we reduced the liability to $30 million due to a decrease in the expectation of future payments. Any subsequent adjustment asserted by US taxing authorities could increase the amount of gain recognized and the corresponding basis increase and could result in a higher liability for us under the tax matters agreement.
Registration Rights Agreement
In connection with the Separation, we entered into a Registration Rights Agreement with Huntsman International LLC and Huntsman (Holdings) Netherlands B.V., a wholly-owned subsidiary of Huntsman International (together, the “Initial Holders”). Pursuant to the Registration Rights Agreement, we agreed to register the sale of our ordinary shares owned by the Initial Holders under certain circumstances.
Demand Rights
The Initial Holders (or their permitted transferees) have the right to require us by written notice to prepare and file a registration statement registering the offer and sale of a certain number of the ordinary shares they own. Generally, we are required to provide notice of the request to certain other holders of our ordinary shares who may, in certain circumstances, participate in the registration. Subject to certain exceptions, we are not obligated to effect a demand registration within 90 days after the closing of any underwritten offering of ordinary shares. Further, we are not obligated to effect more than a total of eight demand registrations.
We are also not obligated to effect any demand registration in which the anticipated aggregate offering price for our ordinary shares included in such offering is less than $25 million. To the extent we are eligible to effect a registration on Form S‑3, any such demand registration may be for a shelf registration statement. We are required to use reasonable best efforts to maintain the effectiveness of any such registration statement until the earlier of (i) 180 days (or five years in the case of a shelf registration statement) after the effective date thereof or (ii) the date on which all ordinary shares covered by such registration statement have been sold (subject to certain extensions).
In addition, Huntsman Corporation (or its permitted transferees) has the right to require us, subject to certain limitations, to effect a distribution of any or all of the ordinary shares it or they own by means of an underwritten offering.
Piggyback Rights
Subject to certain exceptions, if at any time we propose to register an offering of ordinary shares or conduct an underwritten offering, whether or not for our own account, then we must notify the Initial Holders (or their permitted transferees) of such proposal to allow them to include a specified number of the ordinary shares they own in that registration statement or underwritten offering, as applicable.
Conditions and Limitations; Expenses
These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration and offering expenses of the Initial Holders, other than underwriting discounts and commissions, in connection with our obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective.
BOARD INDEPENDENCE
It is important to us that investors have confidence that an individual serving as an independent director does not have any relationship with our company that impairs his or her independence. Under NYSE corporate governance rules, the Board must have a majority of independent directors. For a director to qualify as independent, the Board must affirmatively determine that the director has no material relationship with our company, either directly or as a partner, shareholder or officer of an organization that has a relationship with our company. To assist in making independence determinations, the Board has adopted independence criteria which can be found on our website at www.venatorcorp.com. Under these criteria, a director is not independent if:
•The director is, or has been within the last three years, an employee of our company or an employee of any of our subsidiaries, or an immediate family member is, or has been within the last three years, an executive officer of our company.
•The director has received, or has an immediate family member who has received, during any 12‑month period within the last three years, more than $120,000 in direct compensation from us (other than director and committee fees and pension or other forms of deferred compensation for prior service, which compensation is not contingent upon continued service). Compensation received by an immediate family member for service as an employee (other than as an executive officer) of ours is not considered for purposes of this standard.

•The (1) director or an immediate family member is a current partner of a firm that is our internal or external auditor; (2) director is a current employee of such a firm; (3) director has an immediate family member who is a current employee of such a firm and who personally works on our company’s audit; or (4) director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on our audit within that time.
•The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee.
•The director is a current employee, or an immediate family member of the director is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1.0 million or 2% of such other company’s consolidated gross revenues.
•The director is an executive officer of any charitable or non-profit organization to which we have made, within the preceding three years, contributions in any single fiscal year that exceeded the greater of $1.0 million, or 2% of such charitable or non-profit organization’s consolidated gross revenues.
With the assistance of company legal counsel, the Governance Committee has reviewed the applicable legal and NYSE standards for independence, as well as our independence criteria. Each year, the Governance Committee reviews: (i) a summary of the answers to annual questionnaires completed by each of the directors (and, if applicable, any nominees for director); and (ii) to the extent applicable, a report of transactions and relationships between each director (and, if applicable, any nominee for director) or any of such director’s family members, and our company, our senior management or our independent registered public accounting firm. To the extent that such relationships do not change from year to year, the Governance Committee is informed that there have been no changes in such relationships.
Based on its review, the Governance Committee delivered a report to the full Board and the Board made its independence determinations based on the Governance Committee’s report and the supporting information. As a result of this review, the Board has determined that Sir Robert, Messrs. Anderson and Ferrari and Ms. Patrick, who currently constitute a majority of the Board, are independent. These independent directors currently comprise, in full, the membership of the Audit, Compensation and Governance committees of the Board.
Mr. Huntsman is not yet considered to be independent because he was the chief executive officer of Huntsman Corporation during the time our Company was a business division of Huntsman Corporation prior to the Separation in August 2017. Mr. Turner is not considered to be an independent director because he is employed by our company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
FEES BILLED BY DELOITTE LLP, DELOITTE & TOUCHE LLP AND AFFILIATES
The following table shows the aggregate fees billed by Deloitte LLP and DTTL member firms in 2019 and 2018 for the services indicated (dollars in thousands):

	2018	2019
Audit Fees (1)	$2,875	$2,912
Audit-Related Fees (2)	$620	$906
Tax Fees (3)	$724	$155
All Other Fees (4)	—	$239
Total	$4,219	$4,212
(1) Includes fees associated with annual integrated audits of Venator Materials PLC, reviews of Quarterly Reports on Form 10‑Q and statutory audits required internationally.
(2) Includes fees associated with services related to non-statutory audits and agreed upon procedures.
(3) Includes fees associated with tax compliance, tax advice and tax planning services including, but not limited to, international tax compliance and advice, federal and state tax advice, and assistance with the preparation of foreign and domestic tax returns.
(4) Includes fees associated with vendor due diligence services.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted by resolution policies and procedures regarding pre-approval of the performance by Deloitte LLP and its affiliates of certain audit and non-audit services. Deloitte LLP and its affiliates may not perform any service enumerated in Section 201(a) of the Sarbanes-Oxley Act of 2002, except as may otherwise be provided by law or regulation.

Deloitte LLP and its affiliates may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. The Audit Committee has pre-approved the performance by Deloitte LLP and its affiliates of certain audit and accounting services, certain tax services, and, if fees do not exceed $200,000 per individual project, certain other tax services and audit-related services. The Audit Committee has delegated to the committee chair the power to pre-approve services outside of those described, provided that no services may be approved that are prohibited pursuant to Section 201(a) of the Sarbanes-Oxley Act of 2002 or that appear reasonably likely to compromise the independence of Deloitte LLP. Any pre-approval granted by the chair is reviewed by the Audit Committee at its next regularly scheduled meeting. In addition, the Audit Committee receives a report annually detailing the prior year’s expenditures, consistent with the SEC’s accountant fee disclosure requirements.
In accordance with these procedures, the Audit Committee approved all audit and permissible non-audit services prior to such services being provided by Deloitte LLP and its affiliates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment.
(a) Documents filed with this report.
(1)Exhibits – The exhibits to this report are listed on the Exhibit Index below.
EXHIBIT INDEX
Each exhibit identified below is filed as a part of this annual report. Exhibits designated with an "*" are filed as an exhibit to this annual report on Form 10-K and exhibits designated with an "**" are furnished as an exhibit to this annual report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

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

Dated: April 29, 2020

VENATOR MATERIALS PLC

	By:	/s/ KURT D. OGDEN
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Venator Materials PLC in the capacities indicated on the dates indicated.

/s/ Simon Turner	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 29, 2020
Simon Turner

/s/ Kurt D. Ogden	Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Venator’s Authorized Representative in the United States	April 29, 2020
Kurt D. Ogden

/s/ Stephen Ibbotson	Vice President and Corporate Controller (Principal Accounting Officer)	April 29, 2020
Stephen Ibbotson

/s/ Peter R. Huntsman	Director	April 29, 2020
Peter R. Huntsman

/s/ Sir Robert J. Margetts	Director	April 29, 2020
Sir Robert J. Margetts

/s/ Douglas D. Anderson	Director	April 29, 2020
Douglas D. Anderson

/s/ Daniele Ferrari	Director	April 29, 2020
Daniele Ferrari

/s/ Kathy D. Patrick	Director	April 29, 2020
Kathy D. Patrick