Form 10-Q
period 2020-03-31
Venator Materials PLC
filed 2020-05-06
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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
Yes ☐ No ☑
_________________________________
As of April 30, 2020, the registrant had outstanding 106,735,892 ordinary shares, $0.001 par value per share.

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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•the impacts and duration of the global outbreak of the Coronavirus Disease 2019 ("COVID-19") pandemic on the global economy and all aspects of our business including our employees, customers, suppliers, partners' results of operations, financial condition and liquidity;
•volatile global economic conditions;
•cyclical and volatile product applications;
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
•our ability to develop new products or successfully transfer production of existing products within our manufacturing network;
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
•the effects of public health crises on the global economy, our business, employees, supply chain and customers;
•conflicts, military actions, terrorist attacks, public health crises, including the occurrence of a contagious disease or illness, cyber-attacks and general instability;
•failure to enforce our intellectual property rights; and
•our ability to effectively manage our labor force.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$25	$55
Accounts receivable (net of allowance for doubtful accounts of $4, each)(a)	367	321
Accounts receivable from affiliates	10	—
Inventories(a)	492	513
Prepaid expenses	16	21
Other current assets	58	67
Total current assets	968	977
Property, plant and equipment, net(a)	948	989
Operating lease right-of-use assets, net(a)	40	43
Intangible assets, net(a)	20	21
Investment in unconsolidated affiliates	94	92
Deferred income taxes	35	33
Other noncurrent assets	118	110
Total assets	$2,223	$2,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$284	$334
Accounts payable to affiliates	17	17
Accrued liabilities(a)	104	116
Current operating lease liability(a)	8	8
Current portion of debt(a)	70	13
Total current liabilities	483	488
Long-term debt	736	737
Operating lease liability(a)	34	37
Other noncurrent liabilities	281	300
Noncurrent payable to affiliates	30	30
Total liabilities	1,564	1,592
Commitments and contingencies (Notes 11 and 12)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 issued and outstanding, each	—	—
Additional paid-in capital	1,324	1,322
Retained deficit	(264)	(271)
Accumulated other comprehensive loss	(408)	(385)
Total Venator Materials PLC shareholders' equity	652	666
Noncontrolling interest in subsidiaries	7	7
Total equity	659	673
Total liabilities and equity	$2,223	$2,265

(a) At March 31, 2020 and December 31, 2019, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $6 and $2 of cash and cash equivalents; $5 and $4 of accounts receivable, net; $2 each of inventories; $5 each of property, plant and equipment, net; $1 each of operating lease right-of-use assets; $11 each of intangible assets, net; $1 each of accounts payable; $2 and $3 of accrued liabilities; $1 each of operating lease liabilities; and $2 and nil of current portion of debt. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(Dollars in millions, except per share amounts)	2020	2019
Trade sales, services and fees, net	$532	$562
Cost of goods sold	471	486
Operating expenses:
Selling, general and administrative	42	47
Restructuring, impairment, and plant closing and transition costs	7	12
Other operating expense, net	—	8
Total operating expenses	49	67
Operating income	12	9
Interest expense	(13)	(14)
Interest income	3	3
Other income	4	1
Income (loss) before income taxes	6	(1)
Income tax benefit (expense)	2	(1)
Net income (loss)	8	(2)
Net income attributable to noncontrolling interests	(1)	(1)
Net income (loss) attributable to Venator	$7	$(3)

Per Share Data:
Earnings (loss) attributable to Venator Materials PLC ordinary shareholders, basic	$0.07	$(0.03)
Earnings (loss) attributable to Venator Materials PLC ordinary shareholders, diluted	$0.07	$(0.03)

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2020	2019
Net income (loss)	$8	$(2)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(36)	11
Pension and other postretirement benefits adjustments	3	4
Hedging instruments	10	4
Total other comprehensive (loss) income, net of tax	(23)	19
Comprehensive (loss) income	(15)	17
Comprehensive income attributable to noncontrolling interest	(1)	(1)
Comprehensive (loss) income attributable to Venator	$(16)	$16

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2020	107	$—	$1,322	$(271)	$(385)	$7	$673
Net income	—	—	—	7	—	1	8
Other comprehensive loss, net of tax	—	—	—	—	(23)	—	(23)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, March 31, 2020	107	$—	$1,324	$(264)	$(408)	$7	$659

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2019	106	$—	$1,316	$(96)	$(373)	$8	$855
Net (loss) income	—	—	—	(3)	—	1	(2)
Other comprehensive income, net of tax	—	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	1	—	1	—	—	—	1
Balance, March 31, 2019	107	$—	$1,317	$(99)	$(354)	$8	$872

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2020	2019
Operating Activities:
Net income (loss)	$8	$(2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28	26
Deferred income taxes	(3)	(1)
Noncash restructuring and impairment charges	1	4
Noncash loss on foreign currency transactions	1	4
Other, net	4	4
Changes in operating assets and liabilities:
Accounts receivable	(62)	(61)
Inventories	9	35
Prepaid expenses	4	3
Other current assets	1	(2)
Other noncurrent assets	(5)	—
Accounts payable	(20)	(22)
Accrued liabilities	(11)	(8)
Other noncurrent liabilities	(13)	(9)
Net cash used in operating activities	(58)	(29)
Investing Activities:
Capital expenditures	(31)	(52)
Cash received from unconsolidated affiliates	14	6
Investment in unconsolidated affiliates	(16)	(7)
Cash received from notes receivable	6	—
Net cash used in investing activities	(27)	(53)
Financing Activities:
Net proceeds from short-term debt	63	—
Net payments on notes payable	(5)	—
Repayment of third-party debt	(1)	(2)
Dividends paid to noncontrolling interests	(1)	(1)
Net cash provided by (used in) financing activities	56	(3)
Effect of exchange rate changes on cash	(1)	—
Net change in cash and cash equivalents	(30)	(85)
Cash and cash equivalents at beginning of period	55	165
Cash and cash equivalents at end of period	$25	$80

Supplemental cash flow information:
Cash paid for interest	$14	$18
Cash paid for income taxes	—	1
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of March 31, 2020 and 2019, respectively	$28	$36

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

Basis of Presentation

Our unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial condition and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes to consolidated and combined financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for our Company.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the notes to unaudited condensed consolidated financial statements, all dollar and share amounts, except per share amounts, in tabulations are in millions unless otherwise indicated.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are closely monitoring the impacts of COVID-19 on our business, and although the COVID-19 pandemic did not have a material impact on our financial results for the three months ended March 31, 2020, we expect that the COVID-19 pandemic will have negative impacts on our future results of operations, financial condition and liquidity. The duration and severity of the outbreak and its long-term impacts on our business cannot be fully determined at this time.

Note 2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

Effective January 1, 2020, we adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses for financial assets, including trade receivables, held at the reporting date, based on historical experience, current conditions, and reasonable and supportable information. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20). The amendments in this ASU add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This standard is effective for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU temporarily simplify the accounting for contract modifications, including hedging relationships, due to the transition from London Interbank Offering Rate ("LIBOR") and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. This standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates on our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The amendments in this ASU remove certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC Topic 740. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. We are currently evaluating the impact of this ASU on our financial statements and related disclosures.

Note 3. Revenue

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

The following table disaggregates our revenues by major geographical region for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$206	$50	$256	$213	$55	$268
North America	76	57	133	77	57	134
Asia	77	20	97	92	21	113
Other	43	3	46	43	4	47
Total Revenues	$402	$130	$532	$425	$137	$562

The following table disaggregates our revenues by major product line for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$402	$—	$402	$425	$—	$425
Color Pigments	—	62	62	—	70	70
Functional Additives	—	33	33	—	32	32
Timber Treatment	—	29	29	—	29	29
Water Treatment	—	6	6	—	6	6
Total Revenues	$402	$130	$532	$425	$137	$562
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

Note 4. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials and supplies	$158	$166
Work in process	49	49
Finished goods	285	298
Total	$492	$513

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

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at March 31, 2020, the joint ventures’ assets, liabilities and results of operations are included in Venator’s unaudited condensed consolidated financial statements.

The revenues, income before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Revenues	$23	$22
Income before income taxes	2	2
Net cash provided by operating activities	3	2

Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Company-wide Restructuring

In January 2019, we implemented a plan to reduce costs and improve efficiency of certain company-wide functions. As part of the program, we recorded restructuring expense of nil for the three months ended March 31, 2020 and $3 million for the three months ended March 31, 2019, all of which related to workforce reductions. We expect that additional costs related to this plan will be immaterial.

Titanium Dioxide Segment

In July 2016, we implemented a plan to close our Umbogintwini, South Africa titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of nil for the three months ended March 31, 2020 and $1 million for the three months ended March 31, 2019, all of which related to plant shutdown costs. We expect further charges as part of this program to be immaterial.

In March 2017, we implemented a plan to close the white-end finishing and packaging operation of our titanium dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black end manufacturing operations and would result in the closure of the entire facility. As part of the program, we recorded restructuring expense of $2 million for the three months ended March 31, 2020 and $1 million for the three months ended March 31, 2019, all of which related to plant shutdown costs. We expect to incur additional plant shutdown costs of approximately $15 million through 2023.

In September 2018, we implemented a plan to close our Pori, Finland titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $4 million for the three months ended March 31, 2020, of which $1 million was related to accelerated depreciation, $1 million related to employee benefits, and $2 million related to plant shutdown costs. This restructuring expense consists of a noncash expense of $1 million and $3 million of cash expense. We recorded restructuring expense of approximately $6 million for the three months ended March 31, 2019, of which $3 million was related to accelerated depreciation, $2 million was related to employee benefits, and $1 million was related to plant shut down costs. This restructuring expense consisted of $3 million of cash and $3 million of noncash charges. We expect to incur additional charges of approximately $95 million through the end of 2024, of which $8 million relates to accelerated depreciation, $83 million relates to plant shut down costs, $2 million relates to other employee costs and $2 million relates to the write off of other assets. Future charges consist of $10 million of noncash costs and $85 million of cash costs.

Performance Additives Segment

In August 2018, we implemented a plan to close our Performance Additives manufacturing site in Beltsville, Maryland. As part of the program, we recorded restructuring expense of nil for the three months ended March 31, 2020 and $1 million for the three months ended March 31, 2019, all of which related to accelerated depreciation. We do not expect to incur any additional charges as part of this program.

Accrued Restructuring and Plant Closing and Transition Costs

As of March 31, 2020 and December 31, 2019, accrued restructuring and plant closing and transition costs by type of cost and year of initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2019	$15	$1	$16
2020 charges for 2019 and prior initiatives	3	3	6
2020 charges for 2020 initiatives	—	—	—
2020 payments for 2019 and prior initiatives	(6)	(3)	(9)
2020 payments for 2020 initiatives	—	—	—
Foreign currency effect on liability balance	—	—	—
Accrued liabilities as of March 31, 2020	$12	$1	$13

(1)The total workforce reduction reserves of $12 million relate to the termination of 171 positions, of which nine positions have been terminated but require future payment as of March 31, 2020.
(2)Accrued liabilities remaining at March 31, 2020 and December 31, 2019 by year of initiatives were as follows:

	March 31, 2020	December 31, 2019
2018 initiatives and prior	$13	$16
2019 initiatives	—	—
2020 initiatives	—	—
Total	$13	$16

Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2019	$16	$—	$16
2020 charges for 2019 and prior initiatives	5	1	6
2020 charges for 2020 initiative	—	—	—
2020 payments for 2019 and prior initiatives	(8)	(1)	(9)
2020 payments for 2020 initiatives	—	—	—
Accrued liabilities as of March 31, 2020	$13	$—	$13
Current portion of restructuring reserves	$7	$—	$7
Long-term portion of restructuring reserve	$6	$—	$6

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to major cost type of restructuring charges and impairment of assets for the three months ended March 31, 2020 and 2019 by initiative are provided below:

	Three months ended March 31,
	2020	2019
Cash charges	$6	$8
Accelerated depreciation	1	4
Total Restructuring, Impairment and Plant Closing and Transition Costs	$7	$12

Note 7. Debt

Outstanding debt, net of issuance costs of $14 million, each, as of March 31, 2020 and December 31, 2019, consisted of the following:

	March 31, 2020	December 31, 2019
Senior Notes	$371	$371
Term Loan Facility	361	361
Other	74	18
Total debt	806	750
Less: short-term debt and current portion of long-term debt	70	13
Long-term debt	$736	$737

The estimated fair value of the Senior Notes was $292 million and $346 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the Term Loan Facility was $317 million and $365 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair values of the Senior Notes and the Term Loan Facility are based upon quoted market prices (Level 1).

The aggregate principal outstanding under our ABL Facility was $60 million and nil as of March 31, 2020 and December 31, 2019, respectively.

The weighted average interest rate on our outstanding balances under the Senior Notes and Term Loan Facility as of March 31, 2020 was approximately 4%.

Senior Notes

Our Senior Notes are general unsecured senior obligations of our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC (the "Issuers") and are guaranteed on a general unsecured senior basis by Venator and certain of

Venator’s subsidiaries. The indenture related to the Senior Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. The Senior Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and an early redemption premium, calculated on an agreed percentage of the outstanding principal amount, providing compensation on a portion of foregone future interest payables. The Senior Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the Senior Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the separation), holders of the Venator Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Senior Credit Facilities

Our Senior Credit Facilities provide for first lien senior secured financing of up to $675 million, consisting of:

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Venator’s option, either (a) a LIBOR based rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate. The applicable margin percentage is calculated and established once every three calendar months and varies from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three-month period.

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

Letters of Credit
As of March 31, 2020 we had $71 million issued and outstanding letters of credit and bank guarantees to third parties. Of this amount, $49 million were issued by various banks on an unsecured basis with the remaining $22 million issued from our secured ABL facility.

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

The changes in the fair value of the swaps are deferred in other comprehensive income and subsequently recognized in other income in the unaudited condensed consolidated statement of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was an asset of $8 million and a liability of $3 million at March 31, 2020 and December 31, 2019, respectively, and was recorded as other noncurrent assets on our unaudited condensed consolidated balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the three months ended March 31, 2020 and 2019, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $11 million and $4 million, respectively. As of March 31, 2020, we do not expect to reclassify any accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risks associated with foreign currency exposure. At March 31, 2020 and December 31, 2019, we had $64 million and $75 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax benefit of $2 million and income tax expense of $1 million for the three months ended March 31, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Pursuant to the Tax Matters Agreement dated August 7, 2017, entered into by and among Venator Materials PLC and Huntsman (the "Tax Matters Agreement") at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $30 million. As of March 31, 2020 and December 31, 2019, this "Noncurrent payable to affiliates" was $30 million, each, on our unaudited condensed consolidated balance sheets. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

On March 27, 2020, President Trump signed into U.S. tax law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, eliminating NOL limitations, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The CARES Act did not have a material impact to our income tax provision for the three months ended March 31, 2020.

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$7	$(3)
Denominator:
Weighted average shares outstanding	106.7	106.5
Dilutive share-based awards	—	0.3
Total weighted average shares outstanding, including dilutive shares	106.7	106.8

For the three months ended March 31, 2020, the number of anti-dilutive employee share-based awards excluded from the computation of diluted earnings per share was 3 million. For the three months ended March 31, 2019, the number of anti-dilutive employee share-based awards excluded from the computation of dilutive earnings per share was 1 million.

Note 11. Commitments and Contingencies

Legal Proceedings

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County (the "Dallas District Court"), by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on November 30, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. The cases filed in the Dallas District Court were consolidated into a single action, In re Venator Materials PLC Securities Litigation.

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District Court case, making substantially the same allegations as were filed in the Dallas District Court.

An additional case was filed on July 31, 2019, in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants. A case also was filed in the U.S. District Court for the Southern District of Texas by the Cambria County Employees Retirement System on September 13, 2019, making substantially the same allegations as those made by the plaintiff in the case pending in the Southern District of New York. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where it was consolidated into a single action with the case brought by the Cambria County Employees' Retirement Trust and is now known as In re: Venator Materials PLC Securities Litigation. On January 17, 2020, plaintiffs in the consolidated federal action filed a consolidated class action complaint. On February 18, 2020, all defendants joined in a motion to dismiss the consolidated complaint, which plaintiffs have opposed, and for which oral argument has been scheduled for May 14, 2020.

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

Neste Engineering Services Matter

We are party to an arbitration proceeding initiated by Neste Engineering Services Oy (“NES”) on December 19, 2018 for payment of invoices allegedly due of approximately €14 million in connection with the delivery of services by NES to the Company in respect of the Pori site rebuild project. We are contesting the validity of these invoices and filed counterclaims against NES on March 8, 2019. In the arbitration proceeding, our defense and counterclaim were filed on April 17, 2020.

On July 2, 2019, NES separately instigated a lawsuit in Finland for €1.6 million of unpaid invoices, which we are contesting. We are fully accrued for these invoices and they are reflected in our unaudited condensed consolidated balance sheet as of March 31, 2020.

Calais Pipeline Matter

The Region Hauts-de-France (the “Region”) has issued two duplicate title perception demands against us requiring repayment of €12 million. This sum was previously paid to us by the Region under a settlement agreement, pursuant to which we were required to move an effluent pipeline at our Calais site. We filed claims with the Administrative Court in Lille, France on February 14, 2018 and April 12, 2018, requesting orders that the demands be set aside, which suspended enforcement of the demands. On July 12, 2018, the court set aside the first demand. The second demand remains suspended, but in dispute. The parties have lodged various arguments and responses regarding the second demand with the court. The court hearing for this matter has been postponed due to court closures in France resulting from the COVID-19 pandemic.

Gasum Arbitration

We entered into a natural gas supply agreement with Skangass Oy (now Gasum LNG Oy) in 2015 to supply natural gas to our Pori, Finland manufacturing facility. The initial fixed term of the agreement was ten years. We are entitled to terminate the agreement upon closure of the facility by giving 12 months’ notice of the closure. Upon such termination, a compensation fee would be payable to Gasum.

The agreement requires us to purchase a minimum annual quantity, subject to a mechanism for making up shortfalls. The minimum annual quantity can be reduced (even to zero) in the event of a “Force Majeure Event". We declared that the fire at our Pori facility in January 2017 was a Force Majeure Event under the agreement, reducing the minimum annual quantity to the actual quantity purchased. Gasum alleges that this Force Majeure Event subsequently ceased to apply, and that we were thereafter again obliged to purchase the original minimum annual quantity.

Gasum continues to supply natural gas to the Pori facility. On April 17, 2020, Gasum filed arbitration proceedings seeking declaratory relief to require us to take or pay the original minimum annual quantities of natural gas. In their request, Gasum estimated that the monetary value of declaratory relief to be approximately €27 million should we close the Pori facility by the end of 2022. Because of the early stage of this proceeding, we are unable to reasonably estimate any possible loss or range of loss and we have not accrued for a loss contingency with regard to this matter.

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

Note 12. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2020 and March 31, 2019, our capital expenditures for EHS matters totaled $6 million and $4 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws. A number of our EHS capital expenditures will be subject to extended timelines as a result of the COVID-19 pandemic. Changes to timelines may be related to regulatory orders or guidelines that cause suppliers or contractors to cease or slow down operational activities, including as a result of changes to social distancing rules, among other factors. The impacts may vary significantly between different jurisdictions.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of March 31, 2020 and December 31, 2019, we had environmental reserves of $8 million and $9 million, respectively.

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

Note 13. Other Comprehensive Income

Other comprehensive income consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2020	$(97)	$(295)	$(5)	$12	$(385)	$—	$(385)
Other comprehensive (loss) income before reclassifications, gross	(36)	—	—	11	(25)	—	(25)
Tax expense	—	—	—	(1)	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	3	—	—	3	—	3
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	3	—	10	(23)	—	(23)
Ending balance, March 31, 2020	$(133)	$(292)	$(5)	$22	$(408)	$—	$(408)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2019	$(96)	$(278)	$(5)	$6	$(373)	$—	$(373)
Other comprehensive income before reclassifications, gross	11	—	—	4	15	—	15
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	4	—	—	4	—	4
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive income	11	4	—	4	19	—	19
Ending balance, March 31, 2019	$(85)	$(274)	$(5)	$10	$(354)	$—	$(354)

(a)Amounts are net of tax of nil as of March 31, 2020 and January 1, 2020, each.
(b)Amounts are net of tax of $50 million as of March 31, 2020 and January 1, 2020, each.
(c)See table below for details about the amounts reclassified from accumulated other comprehensive loss.
(d)Amounts are net of tax of nil as of March 31, 2019 and January 1, 2019, each.
(e)Amounts are net of tax of $50 million as of March 31, 2019 and January 1, 2019, each.

	Three months ended March 31,		Affected line item in the statement where net income is presented
	2020	2019
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$3	$4	Other income
Prior service credit	—	—	Other income
Total before tax	3	4
Income tax expense	—	—	Income tax benefit (expense)
Total reclassifications for the period, net of tax	$3	$4

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended March 31,
	2020	2019
Revenues:
Titanium Dioxide	$402	$425
Performance Additives	130	137
Total	$532	$562
Adjusted EBITDA(1)
Titanium Dioxide	$46	$61
Performance Additives	22	15
	68	76
Corporate and Other	(11)	(16)
Total	57	60
Reconciliation of adjusted EBITDA to net income:
Interest expense	(13)	(14)
Interest income	3	3
Income tax benefit (expense)	2	(1)
Depreciation and amortization	(28)	(26)
Net income attributable to noncontrolling interests	1	1
Other adjustments:
Business acquisition and integration expenses	(1)	(2)
Loss on disposition of business/assets	(2)	—
Amortization of pension and postretirement actuarial losses	(3)	(4)
Net plant incident costs	(1)	(7)
Restructuring, impairment and plant closing and transition costs	(7)	(12)
Net income (loss)	$8	$(2)

(1)Adjusted EBITDA is defined as net income/loss of Venator before interest expense, interest income, income tax expense/benefit, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) loss/gain on disposition of business/assets; (c) amortization of pension and postretirement actuarial losses/gains; (d) net plant incident costs/credits; and (e) restructuring, impairment, and plant closing and transition costs/credits.

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

COVID-19

The COVID-19 pandemic and related economic repercussions have created significant disruption to the global economy and will likely have an adverse effect on our business and the markets in which we operate, the extent of which cannot fully be determined at this time.

We have a team focused on managing our business through the pandemic and we have enacted rigorous safety measures across our organization, including stopping non-essential business travel, increasing the personal protective equipment requirements at our manufacturing sites, removing contractors from site, increasing cleaning and sanitizing measures, implementing social distancing protocols, requiring work-from-home arrangements for those employees who do not need to be physically present and reducing the amount of employees working at a site at any given time. We expect to continue these measures until we determine that COVID-19 is adequately contained for purposes of safeguarding our employees and our business. We may take further actions as government authorities require or recommend, or as we determine to be in the best interest of our employees, customers, partners and suppliers.

We have not yet experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations due to government-ordered restrictions and shelter-in-place mandates. While we have thus far been able to identify alternative sourcing arrangements without disrupting our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause material disruptions in our raw material supply. We are proactively managing our supplier network by maintaining close contact and ensuring alternative arrangements are available in case our primary suppliers are impacted by the COVID-19 pandemic.

While the COVID-19 pandemic has not had a material impact on demand for our products for the three months ended March 31, 2020, we anticipate a decline in orders across our business during the second quarter of 2020 as orders begin to reflect the impact of government ordered restrictions on our customers. We cannot currently predict the duration and severity of impacts to our business from the global economic slowdown caused by the COVID-19 pandemic. Because of this, we cannot reasonably estimate with any degree of certainty the future adverse impact the COVID-19 pandemic may have on our results of operations, financial position, or liquidity; however, the impact could be material. See further discussion of the potential impact to our liquidity under "Liquidity and Capital Resources." See "Part II. Item 1A. Risk Factors" for further details of the risks that the COVID-19 pandemic may present to our business.

Recent Trends and Outlook

We expect near-term business trends in our Titanium Dioxide segment to be driven by the following factors: (i) the global economic environment impacted by geopolitical events such as the global COVID-19 pandemic (with regional variations), trade negotiations between the U.S. and China and Brexit; (ii) demand for our products will be adversely impacted by the COVID-19 pandemic and the global economic environment; (iii) TiO2 pricing to reflect regional supply and demand balances, increased competition in certain regions for certain of our products and our customer-tailored approach; (iv) a manageable increase in the average cost of our mix of ore feedstocks requirements; (v) lower raw materials and energy costs excluding feedstocks; (vi) an additional benefit from our 2019 Business Improvement Program; and (vii) a benefit from additional cost and operational improvement actions, including those we have taken in response to the COVID-19 pandemic.

In our Performance Additives segment, we expect near-term business trends to be driven by the following factors: (i) the global economic environment impacted by geopolitical events such as the global COVID-19 pandemic (with regional variations), trade negotiations between the U.S. and China and Brexit; (ii) demand for our products will be adversely impacted by the COVID-19 pandemic and the global economic environment; (iii) a weaker demand environment for certain products, primarily in the automotive, coatings, and construction end-use applications; (iv) manageable raw material cost increases and lower energy costs; (v) an additional benefit from our 2019 Business Improvement Program; and (vi) a benefit from additional cost and operational improvement actions, including those we have taken in response to COVID-19.

In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and have delivered $24 million of savings through the first quarter of 2020, $4 million of which was achieved in the first quarter of 2020. We continue to expect that when fully implemented, this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We currently expect to end the year at the full run-rate level; however, the timing, constituent elements and expected benefit may be adjusted in response to the COVID-19 pandemic. We continue to evaluate the impact of COVID-19 on our 2019 Business Improvement Program.

In 2020, total capital expenditures are expected to be $60 million. We do not expect any material capital expenditures relating to the transfer of our specialty and differentiated business from our Pori, Finland manufacturing site to other sites in our manufacturing network during 2020. We intend to optimize the remaining transfer of our specialty and differentiated business from our Pori, Finland TiO2 manufacturing facility, but the timing of this transfer will be elongated, due in part to the COVID-19 pandemic, and may result in a lower total expected capital outlay and a lower associated adjusted EBITDA benefit than originally estimated.

We expect our corporate and other costs will be approximately $50 million in 2020.

Results of Operations

The following table sets forth our consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019	% Change
Revenues	$532	$562	(5%)
Cost of goods sold	471	486	(3%)
Operating expenses(4)	42	55	(24%)
Restructuring, impairment and plant closing and transition costs	7	12	(42%)
Operating income	12	9	33%
Interest expense, net	(10)	(11)	9%
Other income	4	1	300%
Income (loss) before income taxes	6	(1)	NM
Income tax benefit (expense)	2	(1)	NM
Net income (loss)	8	(2)	NM
Reconciliation of net income (loss) to adjusted EBITDA:
Interest expense, net	10	11	(9%)
Income tax (benefit) expense	(2)	1	NM
Depreciation and amortization	28	26	8%
Net income attributable to noncontrolling interests	(1)	(1)	—%
Other adjustments:
Business acquisition and integration expenses	1	2
Loss on disposition of business/assets	2	—
Amortization of pension and postretirement actuarial losses	3	4
Net plant incident costs	1	7
Restructuring, impairment and plant closing and transition costs	7	12
Adjusted EBITDA(1)	$57	$60

Net cash used in operating activities	$(58)	$(29)	100%
Net cash used in investing activities	(27)	(53)	(49%)
Net cash provided by (used in) financing activities	56	(3)	NM
Capital expenditures	(31)	(52)	(40%)

	Three Months Ended	Three Months Ended
(Dollars in millions, except per share amounts)	March 31, 2020	March 31, 2019
Reconciliation of net income to adjusted net income attributable to Venator Materials PLC ordinary shareholders:
Net income (loss)	$8	$(2)
Net income attributable to noncontrolling interests	(1)	(1)
Other adjustments:
Business acquisition and integration expenses	1	2
Loss on disposition of business/assets	2	—
Amortization of pension and postretirement actuarial losses	3	4
Net plant incident costs	1	7
Restructuring, impairment and plant closing and transition costs	7	12
Income tax adjustments(3)	(9)	(8)
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$12	$14

Weighted-average shares-basic	106.7	106.5
Weighted-average shares-diluted	106.7	106.8

Net income (loss) attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)

Other non-GAAP measures:
Adjusted net income per share(2):
Basic	$0.11	$0.13
Diluted	$0.11	$0.13

NM—Not meaningful
(1)Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income/loss before interest income/expense, net, income tax expense/benefit, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) loss/gain on disposition of business/assets; (c) amortization of pension and postretirement actuarial losses/gains; (d) net plant incident costs/credits; and (e) restructuring, impairment, and plant closing and transition costs/credits. We believe that net income is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)Adjusted net income attributable to Venator Materials PLC ordinary shareholders is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses/adjustments; (b) loss/gain on disposition of business/assets; (c) amortization of pension and postretirement actuarial losses/gains; (d) net plant incident costs/credits; and (e) restructuring, impairment, and plant closing and transition costs/credits. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, net income was $8 million on revenues of $532 million, compared with net loss of $2 million on revenues of $562 million for the same period in 2019. The increase in net income of $10 million was the result of the following items:

•Revenues for the three months ended March 31, 2020 decreased by $30 million, or 5%, as compared with the same period in 2019. The decrease was due to a $23 million decrease in revenue in our Titanium Dioxide segment and a $7 million decrease in revenue in our Performance Additives segment. See "—Segment Analysis" below.

•Our operating expenses for the three months ended March 31, 2020 decreased by $13 million, or 24%, as compared with the same period in 2019, primarily related to a $7 million reduction of personnel related expenses due to costs savings initiatives, partially in response to COVID-19, and a $3 million decrease from the effects of foreign exchange rates.

•Restructuring, impairment and plant closing and transition costs for the three months ended March 31, 2020 decreased to $7 million from $12 million for the same period in 2019. For more information concerning restructuring and plant closing activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax benefit for the three months ended March 31, 2020 was $2 million compared to income tax expense of $1 million for the same period in 2019. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	March 31,
(Dollars in millions)	2020	2019
Revenues
Titanium Dioxide	$402	$425	(5%)
Performance Additives	130	137	(5%)
Total	$532	$562	(5%)
Adjusted EBITDA
Titanium Dioxide	$46	$61	(25%)
Performance Additives	22	15	47%
	68	76	(11%)
Corporate and Other	(11)	(16)	31%
Total	$57	$60	(5%)

	Three Months Ended March 31, 2020 vs. 2019
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(1%)	(2%)	(1%)	(1%)
Performance Additives	1%	(1%)	(1%)	(4%)

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $402 million in the three months ended March 31, 2020, a decrease of $23 million, or 5%, compared to the same period in 2019. The decrease was primarily due to a 1% decline in the average TiO2 selling price, a 2% unfavorable impact from foreign currency translation, a 1% decrease in sales volumes, and a 1% unfavorable impact due to mix and other. The decline in the average TiO2 selling price was primarily attributable to lower global average functional TiO2 price. Sales volumes declined compared to the prior year period primarily in certain specialty applications and were partially offset by higher demand for new products and for plastics applications.

Adjusted EBITDA for the Titanium Dioxide segment was $46 million for the three months ended March 31, 2020, a decrease of $15 million compared to the same period in 2019. The decline was primarily a result of a lower average TiO2 selling price, higher ore costs, and a decline in overall TiO2 volumes. This was partially offset by lower selling, general and administrative costs, a decline in other raw materials and energy costs and a $3 million benefit from our 2019 Business Improvement Program.

Performance Additives

The Performance Additives segment generated $130 million of revenues in the three months ended March 31, 2020, a decline of $7 million, or 5%, compared to the same period in 2019. The decline was primarily due to a 4% decrease in sales volumes, a 1% unfavorable impact of foreign currency translation and a 1% unfavorable impact of mix and other, partially offset by a 1% increase in the average selling price. The decline in sales volumes was primarily a result of lower demand for certain coatings and construction-related products, and portfolio optimization in color pigments and timber treatment.

Adjusted EBITDA in the Performance Additives segment was $22 million, an increase of $7 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to favorable mix of sales within the businesses, lower selling, general and administrative costs, lower raw material, energy and other costs, and a $1 million benefit from our 2019 Business Improvement Program, partially offset by a decline in sales volumes.

Corporate and Other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and Other were $11 million, or $5 million lower in the three months ended March 31, 2020 compared to the same period in 2019. This was primarily as a result of favorable foreign currency translation and lower costs in various corporate functions.

Liquidity and Capital Resources

We had cash and cash equivalents of $25 million and $55 million as of March 31, 2020 and December 31, 2019, respectively. We have an ABL Facility with an available aggregate principal amount of up to $350 million. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation fluctuates and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of March 31, 2020 is approximately $273 million, of which $191 million is available to be drawn.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential adverse financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to improve cash flow and ensure adequate liquidity, which we believe will help us emerge from this environment a stronger and more resilient company. Such measures, which are incremental to ongoing improvement programs, include implementing additional actions to reduce costs, managing our production network to align with customer demand, managing our inventories and reducing planned capital expenditures. In addition, various governments in the countries and localities in which we operate have established economic relief and stimulus programs to support their economies during the COVID-19 pandemic. We are participating in certain smaller value programs and we continue to assess the potential for the impact that other programs may have on our liquidity as they become available. We believe that these steps to improve cash flow and liquidity will allow us to meet our anticipated funding requirements for the next twelve months. We may also seek to take advantage of opportunities to raise capital through additional debt financing, and may, from time to time, discuss such opportunities with potential credit investors.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors in addition to those described below. The following matters had, or are expected to have, a significant impact on our liquidity:

•Cash invested in our accounts receivable and inventory, net of accounts payable, as reflected in our unaudited condensed consolidated statements of cash flows increased by $25 million for the three months ended March 31, 2020 as compared to the same period in the prior year. We expect our working capital to be a source of liquidity through 2020 as we take measures to respond to the impact of the COVID-19 pandemic, which are incremental to efforts already in place, including managing our production network and inventory levels to align with customer demand.

•We expect to spend approximately $60 million on capital expenditures during 2020, which reflects a decrease from the expected 2020 capital expenditures of $80 million to $90 million reported in the fourth quarter of 2019, primarily as a result of actions we expect to take to preserve liquidity in response to the impact of the COVID-19 pandemic.

•Our future capital expenditures include certain EHS maintenance and upgrades, planned periodic maintenance and repairs applicable to major units of manufacturing facilities; certain cost reduction projects; and the cost to transfer specialty and differentiated manufacturing from Pori, Finland to other sites within our manufacturing network. This excludes other Pori site capital expenditures. We expect to fund this spending with cash on hand as well as cash provided by operations and borrowings.

•During the three months ended March 31, 2020, we made contributions to our pension and postretirement benefit plans of $11 million. During the remainder of 2020, we expect to contribute an additional amount of approximately $24 million to these plans.

•We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2020, we had $13 million of accrued restructuring costs of which $7 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $17 million, including $1 million for noncash charges, and pay approximately $21 million through the remainder of 2020.

For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and have delivered $24 million of savings through the first quarter of 2020, $4 million of which was achieved in the first quarter of 2020. We continue to expect that when fully implemented, this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We currently expect to end the year at the full run-rate level; however, the timing, constituent elements and expected benefit may be adjusted in response to the COVID-19 pandemic. We continue to evaluate the impact of COVID-19 on our 2019 Business Improvement Program.

•On January 30, 2017, our TiO2 manufacturing facility in Pori, Finland, experienced fire damage. We are in the process of closing our Pori, Finland, TiO2 manufacturing facility and transferring our specialty and differentiated business to other sites in our manufacturing network. We intend to operate the Pori facility at reduced production rates through the transition period, subject to economic and other factors. We do not expect any material capital expenditures relating to the transfer during 2020. We intend to optimize the remaining transfer of our specialty and differentiated business from our Pori, Finland manufacturing site to other sites in our manufacturing network, but the timing of this transfer will be elongated, due in part to the COVID-19 pandemic, and may result in a lower total expected capital outlay and a lower associated adjusted EBITDA benefit than originally estimated.

•In the first quarter of 2020, we initiated consultations with employee representatives on a proposal to restructure our manufacturing facility at our German operations. Until the consultation process is concluded, the restructuring is not considered probable, and the total potential costs associated with this contemplated proposal, which are expected to be significant, cannot be determined. If the consultation process is successfully concluded, the Company would expect, at that time, to record charges related to the program including employee severance costs, accelerated depreciation and other costs associated with restructuring our manufacturing facility. The amount and timing of the recognition of these charges and the related cash expenditures will depend on a number of factors, including the timing of the completion of the consultation process and the negotiated elements of the associated plan. We expect the cash benefit of this potential restructuring to more than offset cash expenditures to be incurred for its implementation.

•We have $732 million in aggregate principle outstanding consisting of $371 million of 5.75% Senior Notes due 2025, and a $361 million Term Loan Facility. We also had $60 million outstanding on our ABL Facility. Through March 31, 2020, we are in compliance with all applicable financial covenants included in the terms of our Senior Notes and Senior Credit Facility. In July 2017, the U.K.'s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. We are currently evaluating the potential effect of the eventual replacement of LIBOR on our financial statements. Accounting guidance has been recently issued to ease the transition to alternative reference rates from a financial reporting perspective. See "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements. See further discussion under "Financing Arrangements."

As of March 31, 2020 and December 31, 2019, we had $70 million and $13 million, respectively, classified as current portion of debt.

As of March 31, 2020 and December 31, 2019, we had $14 million and $16 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of March 31, 2020, our non-U.K. subsidiaries have no plan to distribute funds in a manner that would cause them to be subject to U.K., or other local country taxation. In the first quarter of 2019, a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to a 5% withholding tax.

Cash Flows for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net cash used in operating activities was $58 million for the three months ended March 31, 2020, compared to $29 million for the three months ended March 31, 2019. The unfavorable variance in net cash used in operating activities for the three months ended March 31, 2020 compared with the same period in 2019 was primarily attributable to a $33 million unfavorable variance in operating assets and liabilities for 2020 as compared with the same period in 2019, partially offset by a $10 million increase in net income as described in "—Results of Operations" above.

Net cash used in investing activities was $27 million for the three months ended March 31, 2020, compared to $53 million for the three months ended March 31, 2019. The decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures of $21 million primarily as a result of higher capital expenditures related to our TiO2 manufacturing facility in Pori, Finland in the prior year period.

Net cash provided by financing activities was $56 million for the three months ended March 31, 2020, compared to $3 million used in financing activities for the three months ended March 31, 2019. The increase in net cash provided by financing activities for the three months ended March 31, 2020 compared with the same period in 2019 was primarily attributable to $63 million of proceeds from issuance of short-term debt, partially offset by $5 million increase in net payments on notes payable.

Changes in Financial Condition

The following information summarizes our working capital as of March 31, 2020 and December 31, 2019:

(Dollars in millions)	March 31, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Cash and cash equivalents	$25	$55	$(30)	(55%)
Accounts receivable, net	367	321	46	14%
Accounts receivable from affiliates	10	—	10	NM
Inventories	492	513	(21)	(4%)
Prepaid expenses	16	21	(5)	(24%)
Other current assets	58	67	(9)	(13%)
Total current assets	$968	$977	$(9)	(1%)
Accounts payable	284	334	(50)	(15%)
Accounts payable to affiliates	17	17	—	—%
Accrued liabilities	104	116	(12)	(10%)
Current operating lease liability	8	8	—	—
Current portion of debt	70	13	57	438%
Total current liabilities	$483	$488	$(5)	(1%)
Working capital	$485	$489	$(4)	(1%)

Our working capital decreased by $4 million as a result of the net impact of the following significant changes:

•Cash and cash equivalents decreased by $30 million primarily due to outflows of $58 million from operating activities, and $27 million from investing activities, partially offset by inflows of $56 million provided by financing activities as described in the statement of cash flows analysis above.
•Accounts receivable increased by $46 million primarily due to seasonally higher revenues in the first quarter of 2020 compared to the fourth quarter of 2019. Collections on accounts receivable during the first quarter of 2020 have not been impacted by COVID-19 although we cannot currently predict the impact that the pandemic will have in future periods.
•Inventory decreased $21 million reflecting lower levels of finished goods at March 31, 2020 as compared to the prior year end as a result of seasonality and efforts across the organization to manage inventory levels.
•Accounts payable decreased by $50 million primarily as a result of an $18 million reduction in capital accruals and the impact of timing of cash payments versus the receipt of raw materials.
•Accrued liabilities decreased by $12 million primarily due to the timing of interest and bonus payments during the year.

•Current portion of debt increased by $57 million primarily due to borrowings on our ABL facility during the first quarter of 2020.

Financing Arrangements

For a discussion of financing arrangements see "Note 7. Debt" of the notes to unaudited condensed consolidated financial statements.

Restructuring, Impairment and Plant Closing and Transition Costs

For a discussion of our restructuring plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

Legal Proceedings

For a discussion of legal proceedings, see "Note 11. Commitments and Contingencies—Legal Matters" of the notes to unaudited condensed consolidated financial statements.

Environmental, Health and Safety Matters

As noted in the 2019 Form 10-K, specifically within "Part I. Item 1. Business—Environmental, Health and Safety Matters" and "Part I. Item 1A. Risk Factors," we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see "Note 12. Environmental, Health and Safety Matters" of the notes to unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements. There have been no changes to our critical accounting policies or estimates. See the Company’s critical accounting policies in "Part 2. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in the 2019 Form 10-K.

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

The carrying value of our floating rate debt is $361 million at March 31, 2020. A hypothetical 1% increase in interest rates on our floating rate debt as of March 31, 2020, would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange, including the impact of the COVID-19 pandemic. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At March 31, 2020 and December 31, 2019, we had $64 million and $75 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

In August 2019 we entered into three new fixed to fixed cross-currency swaps which notionally exchanged $200 million at a fixed rate of 5.75% for €181 million on which a weighted average rate of 3.73% is payable. The cross-currency swaps have been designated as cash flow hedges of a fixed rate U.S. Dollar intercompany loan and the economic effect is to eliminate uncertainty on the U.S. Dollar cash flows. The cross-currency swaps are set to mature July 2024, which is the best estimate of the repayment date on the intercompany loan.

During 2020, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $11 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of March 31, 2020 and December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities. We have determined that no material changes to our internal controls over financial reporting are required in response to the measures we have taken related to the COVID-19 pandemic, including remote working arrangements for many of our employees. We are continually monitoring and assessing the impact of COVID-19 on our internal controls in an effort to ensure that our internal controls respond to any changes in our operating environment.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Shareholder Litigation

On February 8, 2019 we, certain of our executive officers, Huntsman and certain banks who acted as underwriters in connection with our IPO and secondary offering were named as defendants in a proposed class action civil suit filed in the District Court for the State of Texas, Dallas County (the "Dallas District Court"), by an alleged purchaser of our ordinary shares in connection with our IPO on August 3, 2017 and our secondary offering on November 30, 2017. The plaintiff, Macomb County Employees’ Retirement System, alleges that inaccurate and misleading statements were made regarding the impact to our operations, and prospects for restoration thereof, resulting from the fire that occurred at our Pori, Finland manufacturing facility, among other allegations. Additional complaints making substantially the same allegations were filed in the Dallas District Court by the Firemen's Retirement System of St. Louis on March 4, 2019 and by Oscar Gonzalez on March 13, 2019, with the third case naming two of our directors as additional defendants. The cases filed in the Dallas District Court were consolidated into a single action, In re Venator Materials PLC Securities Litigation.

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District Court case, making substantially the same allegations as were filed in the Dallas District Court.

An additional case was filed on July 31, 2019, in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants. A case also was filed in the U.S. District Court for the Southern District of Texas by the Cambria County Employees Retirement System on September 13, 2019, making substantially the same allegations as those made by the plaintiff in the case pending in the Southern District of New York. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where it was consolidated into a single action with the case brought by the Cambria County Employees' Retirement Trust and is now known as In re: Venator Materials PLC Securities Litigation. On January 17, 2020, plaintiffs in the consolidated federal action filed a consolidated class action complaint. On February 18, 2020, all defendants joined in a motion to dismiss the consolidated complaint, which plaintiffs have opposed, and for which oral argument has been scheduled for May 14, 2020.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" of our 2019 Form 10-K. In addition to these risk factors, the following risk factor is applicable to us:

Anticipated declines in worldwide economic conditions as a result of the COVID-19 pandemic are likely to cause demand for our products to decrease and to adversely affect our business.

We expect that the COVID-19 pandemic will cause a global economic slowdown and possibly a global recession. In the event of a recession or other downturn in the worldwide economy, demand for our products would decline and our business would be adversely affected. Our products are used in housing, construction and "quality of life" end-use applications for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. We have previously experienced significant revenue deterioration due to downturns in the global economy. Our industry is also affected by seasonal shifts in demand, subject to global, regional, end-use applications and other factors. Selling prices for our products are one of the main factors that affect the level of our profitability. In addition, our margins are impacted by significant changes in major input costs such as energy, raw material and other feedstocks.

Although we currently anticipate an economic downturn in the near term as a result of the COVID-19 pandemic, we are unable to predict its duration or severity, nor are we able to predict the timing, duration or severity of any future downturns in the chemical industry or our customer’s industries. During downturns and periods of decreasing demand, our revenues are reduced, and we typically experience greater pricing pressure and shifts in products and mix. In particular, greater substitution of product imports from China may occur. Uncertain and volatile economic, political, public health or business conditions in any of the regions in which we operate can impact demand for our products. These conditions can cause material adverse changes in our results of operations and financial condition, including:

•a decline in demand for our products, which will have an immediate impact on our revenues;
•lower utilization of our manufacturing facilities as a result of measures taken to respond to such conditions, the health and well-being of our employees, availability of goods and services necessary to operate our plant, and other factors that could influence our plant utilization, which could lead to lower margins;
•potential impairment charges relating to manufacturing equipment or other long-lived assets, to the extent that any downturn indicates that the carrying amount of the asset may not be recoverable;
•greater challenges in forecasting results of operations, making business decisions, and identifying and prioritizing business risks;
•additional cost reduction efforts, including additional restructuring activities, which may adversely affect our ability to capitalize on opportunities; and
•an increase in reserves for accounts receivable due to our customers' inability to pay us.

We anticipate that the economic conditions resulting from the COVID-19 pandemic will likely cause us to experience at least some of these adverse changes, but we cannot predict the degree to which they will occur. While the COVID-19 pandemic did not have a material impact on our results of operations or liquidity for the three months ended March 31, 2020, we anticipate a decline in orders across our business during the second quarter of 2020 as orders begin to reflect an economic downturn, at least in the short term, and the impact of government ordered restrictions on our business. We cannot reasonably estimate with any degree of certainty the future adverse impacts the COVID-19 pandemic may have on our results of operations, financial position or liquidity; however, the impacts could be material. Furthermore, to remain competitive, we must invest in our infrastructure and maintain the ability to respond to any increases in demand, and our inability to respond appropriately to significant changes in demand may impact our profitability.

The COVID-19 pandemic and related economic repercussions have created significant disruptions to the global economy and are expected to have an adverse effect on our business. The duration of the pandemic and its ultimate impacts on the global economy and our business remain unknown and we may not be able to effectively mitigate such impacts, any of which could have a material adverse effect on our results of operations, financial condition and liquidity.

On March 11, 2020, the World Health Organization designated the COVID-19 outbreak as a global pandemic. As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have manufacturing and other operations that are important to our company in areas significantly affected by the outbreak. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. We believe our manufacturing facilities generally are considered essential services, and while all of our facilities remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, partners and suppliers.

There is considerable uncertainty regarding the duration of the governmental measures currently in place and potential future measures. Although many such measures have had specific expiration dates, some of those measures have already been extended. Restrictions on our manufacturing, operations or employees, or similar limitations for our customers, partners and suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our results of operations and financial condition. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays, which harm our profitability, and could make our products less competitive or cause our customers to seek alternative suppliers as these restrictions remain in place or become more restrictive in future periods. In addition, restrictions in certain countries could result in delays in obtaining needed approvals by governmental and regulatory authorities, including approvals for applications, renewals or extensions of waste disposal permits at our sulfate manufacturing sites.

We have a team focused on managing our business through the pandemic and we have enacted rigorous safety measures across our organization, including stopping non-essential business travel, increasing the personal protective equipment requirements at our manufacturing sites, removing contractors from site, increasing cleaning and sanitizing measures, implementing social distancing protocols, requiring work-from-home arrangements for those employees who do not need to be physically present and reducing the amount of employees working at a site at any given time. We expect to continue these measures until we determine that COVID-19 is adequately contained for purposes of safeguarding our employees and our business. We may take further actions as government authorities require or recommend, or as we determine to be in the best interest of our employees, customers, partners and suppliers. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce described above, we cannot be certain that these measures will be successful in ensuring the health of our workforce. For example, if an employee at one of our manufacturing sites were to contract COVID-19, this could result in temporary closures, reduced production hours, and increased cleaning and logistical costs. Workforce disruptions of this nature could significantly impact our ability to maintain our operations and adversely affect our financial results. In addition, as a result of the pandemic and the related increase in remote working by our personnel and personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.

We have not yet experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations due to government-ordered restrictions and shelter-in-place mandates. While we have thus far been able to identify alternative sourcing arrangements without disrupting our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause material disruptions in our raw material supply. We are proactively managing our supplier network by maintaining close contact and ensuring alternative arrangements are available in case our primary suppliers are impacted by the COVID-19 pandemic. Further, if we, our suppliers or customers are unable to perform our contractual obligations due to the COVID-19 pandemic, a force majeure event may be declared, rendering us, our suppliers or our customers unable to deliver all, or a portion of, any impacted orders or other contractual arrangements. If this were to occur, we may be forced to limit production and our customers could choose to discontinue or decrease the purchase of our products as a result of these measures. Such force majeure events could have significant negative impacts on our business.

We cannot be certain that the measures we have taken to mitigate the impact of COVID-19 will be effective. As the COVID-19 pandemic continues, we may experience adverse impacts on our results of operations, including our ability to access capital on favorable terms. Although the duration and ultimate impact of the COVID-19 pandemic is unknown at this time, a decline in economic conditions as a result of the COVID-19 pandemic may materially adversely impact our business, results of operations, financial condition and liquidity. Further, additional actions by health or other governmental authorities requiring the closure of our facilities or recommending other measures could create additional negative impacts on all aspects of our business, including our employees, customers, suppliers, partners, results of operations, financial condition and liquidity. Our availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. In the event the COVID-19 pandemic and related measures causes a recession or other downturn in the worldwide economy, and decreases demand for our products, our availability to borrow under our ABL Facility would likely decline as well as our cash flow from operations. Like many others in our industry, our share price has declined sharply as a result of COVID- 19 and related impacts, and may impact our ability to raise capital through equity markets.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "+" indicates a management contract or compensatory plan.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	Exhibit	Filing Date
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page to this Quarterly Report on Form 10-Q, formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENATOR MATERIALS PLC (Registrant)

Date:	May 6, 2020	By:	/s/ Kurt D. Ogden
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Date:	May 6, 2020	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller