Form 10-Q
period 2020-06-30
Venator Materials PLC
filed 2020-08-04
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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
Yes ☐ No ☑
_________________________________
As of July 28, 2020, the registrant had outstanding 106,735,892 ordinary shares, $0.001 par value per share.

GENERAL

Except when the context otherwise requires or where otherwise indicated, (1) all references to "Venator," the "Company," "we," "us" and "our" refer to Venator Materials PLC and its subsidiaries, (2) all references to "Huntsman" refer to Huntsman Corporation and its subsidiaries, (3) all references to the "Titanium Dioxide" segment or business refer to the titanium dioxide ("TiO2") business of Venator, (4) all references to the "Performance Additives" segment or business refer to the functional additives, color pigments, timber treatment and water treatment businesses of Venator, and (5) we refer to the internal reorganization prior to our initial public offering ("IPO"), the separation transactions initiated to separate the Venator business from Huntsman’s other businesses, including the entry into and effectiveness of the separation agreement and ancillary agreements, and the financing arrangements and debt, comprising the senior secured term loan facility (the "Term Loan Facility"), the asset-based revolving facility (the "ABL Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities") and the 5.75% senior unsecured notes due 2025 (the "Senior Unsecured Notes"), including the use of the net proceeds of the Senior Credit Facilities and the Senior Unsecured Notes, which were used to repay intercompany debt we owed to Huntsman and to pay related fees and expenses, as the "separation," which occurred on August 8, 2017.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$188	$55
Accounts receivable (net of allowance for doubtful accounts of $5 and $4, respectively)(a)	319	321
Accounts receivable from affiliates	13	—
Inventories(a)	487	513
Prepaid expenses	10	21
Other current assets	58	67
Total current assets	1,075	977
Property, plant and equipment, net(a)	941	989
Operating lease right-of-use assets, net(a)	39	43
Intangible assets, net(a)	19	21
Investment in unconsolidated affiliates	98	92
Deferred income taxes	36	33
Other noncurrent assets	122	110
Total assets	$2,330	$2,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$242	$334
Accounts payable to affiliates	15	17
Accrued liabilities(a)	99	116
Current operating lease liability(a)	8	8
Current portion of debt(a)	7	13
Total current liabilities	371	488
Long-term debt	950	737
Operating lease liability(a)	34	37
Other noncurrent liabilities	281	300
Noncurrent payable to affiliates	30	30
Total liabilities	1,666	1,592
Commitments and contingencies (Notes 11 and 12)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 issued and outstanding, each	—	—
Additional paid-in capital	1,326	1,322
Retained deficit	(283)	(271)
Accumulated other comprehensive loss	(386)	(385)
Total Venator Materials PLC shareholders' equity	657	666
Noncontrolling interest in subsidiaries	7	7
Total equity	664	673
Total liabilities and equity	$2,330	$2,265

(a) At June 30, 2020 and December 31, 2019, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $4 and $2 of cash and cash equivalents; $5 and $4 of accounts receivable, net; $2 each of inventories; $5 each of property, plant and equipment, net; $1 each of operating lease right-of-use assets; $10 and $11 of intangible assets, net; $1 each of accounts payable; $2 and $3 of accrued liabilities; nil and $1 of operating lease liabilities; and $2 and nil of current portion of debt. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Trade sales, services and fees, net	$456	$578	$988	$1,140
Cost of goods sold	411	511	882	997
Operating expenses:
Selling, general and administrative	36	45	78	93
Restructuring, impairment, and plant closing and transition costs	5	—	12	12
Other operating expense, net	10	—	10	7
Total operating expenses	51	45	100	112
Operating (loss) income	(6)	22	6	31
Interest expense	(15)	(13)	(28)	(27)
Interest income	3	3	6	6
Other income	3	1	7	2
(Loss) income before income taxes	(15)	13	(9)	12
Income tax (expense) benefit	(2)	9	—	8
Net (loss) income	(17)	22	(9)	20
Net income attributable to noncontrolling interests	(2)	(1)	(3)	(2)
Net (loss) income attributable to Venator	$(19)	$21	$(12)	$18

Per Share Data:
(Loss) earnings attributable to Venator Materials PLC ordinary shareholders, basic	$(0.18)	$0.20	$(0.11)	$0.17
(Loss) earnings attributable to Venator Materials PLC ordinary shareholders, diluted	$(0.18)	$0.20	$(0.11)	$0.17

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Net (loss) income	$(17)	$22	$(9)	$20
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	19	(13)	(17)	(2)
Pension and other postretirement benefits adjustments	4	4	7	8
Hedging instruments	(1)	1	9	5
Total other comprehensive income (loss), net of tax	22	(8)	(1)	11
Comprehensive income (loss)	5	14	(10)	31
Comprehensive income attributable to noncontrolling interest	(2)	(1)	(3)	(2)
Comprehensive income (loss) attributable to Venator	$3	$13	$(13)	$29

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2020	107	$—	$1,322	$(271)	$(385)	$7	$673
Net income	—	—	—	7	—	1	8
Other comprehensive loss, net of tax	—	—	—	—	(23)	—	(23)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, March 31, 2020	107	$—	$1,324	$(264)	$(408)	$7	$659
Net (loss) income	—	—	—	(19)	—	2	(17)
Other comprehensive income, net of tax	—	—	—	—	22	—	22
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, June 30, 2020	107	$—	$1,326	$(283)	$(386)	$7	$664

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2019	106	$—	$1,316	$(96)	$(373)	$8	$855
Net (loss) income	—	—	—	(3)	—	1	(2)
Other comprehensive income, net of tax	—	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	1	—	1	—	—	—	1
Balance, March 31, 2019	107	$—	$1,317	$(99)	$(354)	$8	$872
Net income	—	—	—	21	—	1	22
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, June 30, 2019	107	$—	$1,319	$(78)	$(362)	$7	$886

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in millions)	2020	2019
Operating Activities:
Net (loss) income	$(9)	$20
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	56	55
Deferred income taxes	(3)	(12)
Noncash restructuring and impairment charges	2	(2)
Other, net	12	8
Changes in operating assets and liabilities:
Accounts receivable	(13)	(77)
Inventories	22	30
Prepaid expenses	10	10
Other current assets	3	(2)
Other noncurrent assets	(10)	—
Accounts payable	(67)	(44)
Accrued liabilities	(16)	(18)
Other noncurrent liabilities	(7)	(18)
Net cash used in operating activities	(20)	(50)
Investing Activities:
Capital expenditures	(47)	(83)
Cash received from unconsolidated affiliates	20	20
Investment in unconsolidated affiliates	(26)	(24)
Cash received from notes receivable	6	6
Other, net	—	(1)
Net cash used in investing activities	(47)	(82)
Financing Activities:
Net proceeds from short-term debt	2	—
Net repayments on notes payable	(7)	—
Repayment of third-party debt	(3)	(2)
Net borrowings under ABL Facility	—	24
Dividends paid to noncontrolling interests	(3)	(3)
Proceeds from issuance of long-term debt	221	—
Debt issuance costs paid	(6)	—
Other, net	(4)	(2)
Net cash provided by financing activities	200	17
Net change in cash and cash equivalents	133	(115)
Cash and cash equivalents at beginning of period	55	165
Cash and cash equivalents at end of period	$188	$50

Supplemental cash flow information:
Cash paid for interest	$18	$23
Cash paid for income taxes	—	3
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of June 30, 2020 and 2019, respectively	$21	$26

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has had a material impact on demand for our products in the three months ended June 30, 2020 as sales were impacted by government ordered restrictions on our customers. We expect that the COVID-19 pandemic will continue to have a negative impact on our future results of operations, financial condition and liquidity. The duration and severity of the outbreak and its long-term impacts on our business cannot be fully determined at this time.

Note 2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

Effective April 1, 2020, we adopted ASU No. 2019-12, Income Taxes (Topic 740). The amendments in this ASU remove certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC Topic 740. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated financial statements.

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

The following table disaggregates our revenues by major geographical region for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$166	$42	$208	$372	$92	$464
North America	74	55	129	150	112	262
Asia	71	18	89	148	38	186
Other	27	3	30	70	6	76
Total Revenues	$338	$118	$456	$740	$248	$988

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$215	$49	$264	$428	$104	$532
North America	88	65	153	165	122	287
Asia	92	22	114	184	43	227
Other	44	3	47	87	7	94
Total Revenues	$439	$139	$578	$864	$276	$1,140

The following table disaggregates our revenues by major product line for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$338	$—	$338	$740	$—	$740
Color Pigments	—	59	59	—	121	121
Functional Additives	—	23	23	—	56	56
Timber Treatment	—	32	32	—	61	61
Water Treatment	—	4	4	—	10	10
Total Revenues	$338	$118	$456	$740	$248	$988

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$439	$—	$439	$864	$—	$864
Color Pigments	—	70	70	—	140	140
Functional Additives	—	33	33	—	65	65
Timber Treatment	—	31	31	—	60	60
Water Treatment	—	5	5	—	11	11
Total Revenues	$439	$139	$578	$864	$276	$1,140

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

Note 4. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$144	$166
Work in process	57	49
Finished goods	286	298
Total	$487	$513

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

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at June 30, 2020, the joint ventures’ assets, liabilities and results of operations are included in Venator’s unaudited condensed consolidated financial statements.

The revenues, income before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$27	$25	$50	$47
Income before income taxes	4	3	6	5
Net cash provided by operating activities	4	4	7	6

Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Company-wide Restructuring

In January 2019, we implemented a plan to reduce costs and improve efficiency of certain company-wide functions. As part of the program, we recorded restructuring expense of nil for the three and six months ended June 30, 2020 and $1 million and $4 million for the three and six months ended June 30, 2019, all of which related to workforce reductions. We expect that additional costs related to this plan will be immaterial.

Titanium Dioxide Segment

In July 2016, we implemented a plan to close our Umbogintwini, South Africa titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of nil for the three and six months ended June 30, 2020 and $1 million, each, for the three and six months ended June 30, 2019, all of which related to plant shutdown costs. We expect further charges as part of this program to be immaterial.

In March 2017, we implemented a plan to close the white-end finishing and packaging operation of our titanium dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black-end manufacturing operations and would result in the closure of the entire facility. As part of the program, we recorded restructuring expense of $1 million and $3 million for the three and six months ended June 30, 2020 and $1 million and $2 million for the three and six months ended June 30, 2019, all of which related to plant shutdown costs. We expect to incur additional plant shutdown costs of approximately $15 million through 2023.

In September 2018, we implemented a plan to close our Pori, Finland titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $4 million for the three months ended June 30, 2020, of which $1 million was related to accelerated depreciation, $1 million related to employee benefits and $2 million related to plant shutdown costs. This restructuring expense consists of $3 million of cash expense and a noncash expense of $1 million. We recorded restructuring expense of $8 million for the six months ended June 30, 2020 of which $2 million was related to accelerated depreciation, $2 million related to employee benefits and $4 million related to plant shutdown costs. This restructuring expense consists of $6 million of cash expense and a noncash expense of $2 million.

We recorded a restructuring gain related to our Pori facility of $3 million for the three months ended June 30, 2019, of which a gain of $14 million related to early settlement of contractual obligations was partially offset by $8 million of accelerated depreciation, $2 million of employee benefits, and $1 million of plant shut down costs. This restructuring gain consisted of a noncash gain of $6 million partially offset by $3 million of cash expense. We recorded restructuring expense of $3 million for the six months ended June 30, 2019, of which a gain of $14 million related to early settlement of contractual obligation was offset by $11 million of accelerated depreciation, $4 million related to employee benefits, and $2 million related to plant shutdown costs. This restructuring expense consists of $6 million of cash expense and a noncash gain, net, of $3 million.

We expect to incur additional charges related to our Pori facility of approximately $88 million through the end of 2024, of which $7 million relates to accelerated depreciation, $77 million relates to plant shut down costs, $2 million relates to other employee costs and $2 million relates to the write off of other assets. Future charges consist of $9 million of noncash costs and $79 million of cash costs.

Performance Additives Segment

In September 2017, we implemented a plan to close our Performance Additives manufacturing facilities in St. Louis, Missouri and Easton, Pennsylvania. As part of the program, we recorded restructuring expense of nil for the three and six months ended June 30, 2020. We recorded restructuring expense of nil and $3 million for the three and six months ended June 30, 2019, respectively. We do not expect to incur any additional charges as part of this program.

In August 2018, we implemented a plan to close our Performance Additives manufacturing site in Beltsville, Maryland. As part of the program, we recorded restructuring expense of nil for the three and six months ended June 30, 2020 and $1 million for the three and six months ended June 30, 2019, all of which related to accelerated depreciation. We do not expect to incur any additional charges as part of this program.

Accrued Restructuring and Plant Closing and Transition Costs

As of June 30, 2020 and December 31, 2019, accrued restructuring and plant closing and transition costs by type of cost and year of initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2019	$15	$1	$16
2020 charges for 2019 and prior initiatives	4	6	10
2020 charges for 2020 initiatives	—	—	—
2020 payments for 2019 and prior initiatives	(7)	(7)	(14)
2020 payments for 2020 initiatives	—	—	—
Foreign currency effect on liability balance	—	—	—
Accrued liabilities as of June 30, 2020	$12	$—	$12

(1)The total workforce reduction reserves of $12 million relate to the termination of 151 positions, of which 25 positions have been terminated but require future payment as of June 30, 2020.
(2)Accrued liabilities remaining at June 30, 2020 and December 31, 2019 by year of initiatives were as follows:

	June 30, 2020	December 31, 2019
2018 initiatives and prior	$12	$16
2019 initiatives	—	—
2020 initiatives	—	—
Total	$12	$16

Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2019	$16	$—	$16
2020 charges for 2019 and prior initiatives	9	1	10
2020 charges for 2020 initiative	—	—	—
2020 payments for 2019 and prior initiatives	(13)	(1)	(14)
2020 payments for 2020 initiatives	—	—	—
Accrued liabilities as of June 30, 2020	$12	$—	$12
Current portion of restructuring reserves	$6		$6
Long-term portion of restructuring reserve	$6		$6

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to major cost type of restructuring charges and impairment of assets for the three and six months ended June 30, 2020 and 2019 by initiative are provided below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash charges	$4	$6	$10	$14
Early settlement of contractual obligation	—	(14)	—	(14)
Accelerated depreciation	1	8	2	12
Total Restructuring, Impairment and Plant Closing and Transition Costs	$5	$—	$12	$12

Note 7. Debt

Outstanding debt, net of unamortized discount and issuance costs of $25 million and $14 million as of June 30, 2020 and December 31, 2019, respectively, consisted of the following:

	June 30, 2020	December 31, 2019
Term Loan Facility due August 2024	$360	$361
Senior Secured Notes due July 2025	214	—
Senior Unsecured Notes due July 2025	371	371
Other	12	18
Total debt	957	750
Less: short-term debt and current portion of long-term debt	7	13
Long-term debt	$950	$737

The estimated fair value of the Term Loan Facility was $345 million and $365 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Senior Secured Notes was $232 million as of June 30, 2020. The estimated fair value of the Senior Unsecured Notes was $266 million and $346 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair values of the Term Loan Facility, Senior Secured Notes and Senior Unsecured Notes are based upon quoted market prices (Level 1).

The aggregate principal outstanding under our ABL Facility was nil as of June 30, 2020 and December 31, 2019, each.

Senior Credit Facilities

Our Senior Credit Facilities provide for first lien senior secured financing of up to $725 million, consisting of:

•the Term Loan Facility in an aggregate principal amount of $375 million, with a maturity of seven years; and
•the ABL Facility in an aggregate principal amount of up to $350 million, with a maturity of five years.

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

Senior Secured Notes

On May 22, 2020, we completed an offering of $225 million in aggregate principal amount of senior secured notes (the "Senior Secured Notes") due on July 1, 2025 at 98% of their face value. The Senior Secured Notes are obligations of our wholly owned subsidiaries, Venator Finance S.à r.l. and Venator Materials LLC (the "Issuers") and bear interest of 9.5% per year payable semi-annually in arrears. The Senior Secured Notes are guaranteed on a senior secured basis by Venator and each of Venator's restricted subsidiaries (other than the Issuers and certain other excluded subsidiaries) that is a guarantor under Venator's Term Loan Facility. In the future, the Senior Secured Notes will also be guaranteed on a senior secured basis by each of Venator's restricted subsidiaries (other than the Issuers and certain other excluded subsidiaries) that is a guarantor under Venator's ABL Facility. The Senior Secured Notes are secured on a first-priority basis by liens on all of the assets that secure the Term Loan Facility on a first-priority basis and will be secured on a second-priority basis in all inventory, accounts receivable, deposit accounts, securities accounts, certain related assets and other current assets that secure the ABL Facility on a first-priority basis and the Term Loan Facility on a second-priority basis, in each case, other than certain excluded assets.

Senior Unsecured Notes

Our Senior Unsecured Notes are general unsecured senior obligations of our subsidiaries Venator Finance S.à.r.l. and Venator Materials LLC (the "Issuers") and are guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries. The indenture related to the Senior Unsecured Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. The Senior Unsecured Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Issuers may redeem the Senior Unsecured Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and an early redemption premium, calculated on an agreed percentage of the outstanding principal amount, providing compensation on a portion of foregone future interest payables. The Senior Unsecured Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the separation), holders of the Venator Senior Unsecured Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Unsecured Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

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

Letters of Credit
As of June 30, 2020 we had $72 million of issued and outstanding letters of credit and bank guarantees to third parties. Of this amount, $48 million were issued by various banks on an unsecured basis with the remaining $24 million issued from our secured ABL Facility.

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

The changes in the fair value of the swaps are deferred in other comprehensive income and subsequently recognized in other income in the unaudited condensed consolidated statement of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges was an asset of $6 million and a liability of $3 million at June 30, 2020 and December 31, 2019, respectively, and was recorded as other noncurrent assets and other noncurrent liabilities, respectively, on our unaudited condensed consolidated balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the six months ended June 30, 2020 and 2019, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $9 million and $5 million, respectively. As of June 30, 2020, we do not expect to reclassify any accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risks associated with foreign currency exposure. At June 30, 2020 and December 31, 2019, we had $72 million and $75 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax expense of $2 million and income tax benefit of $9 million for the three months ended June 30, 2020 and 2019, respectively, and income tax benefit of nil and income tax benefit of $8 million for the six months ended June 30, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Pursuant to the Tax Matters Agreement dated August 7, 2017, entered into by and among Venator Materials PLC and Huntsman (the "Tax Matters Agreement") at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $30 million. As of June 30, 2020 and December 31, 2019, this "Noncurrent payable to affiliates" was $30 million, each, on our unaudited condensed consolidated balance sheets. Moreover, any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement.

On March 27, 2020, President Trump signed into U.S. tax law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, eliminating NOL limitations, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The CARES Act did not have a material impact to our income tax provision for the three or six months ended June 30, 2020.

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to Venator Materials PLC ordinary shareholders	$(19)	$21	$(12)	$18
Denominator:
Weighted average shares outstanding	106.7	106.6	106.7	106.5
Dilutive share-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	106.7	106.6	106.7	106.5

For the three and six months ended June 30, 2020, the number of anti-dilutive employee share-based awards excluded from the computation of diluted earnings per share was 4 million, each. For the three and six months ended June 30, 2019, the number of anti-dilutive employee share-based awards excluded from the computation of dilutive earnings per share was 2 million, each.

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

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District

Court case, making substantially the same allegations as were filed in the Dallas District Court. On July 31, 2020, Venator and the other defendants filed a motion to dismiss all claims in the New York State Court case.

An additional case was filed on July 31, 2019, in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants. A case also was filed in the U.S. District Court for the Southern District of Texas by the Cambria County Employees Retirement System on September 13, 2019, making substantially the same allegations as those made by the plaintiff in the case pending in the Southern District of New York. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where it was consolidated into a single action with the case brought by the Cambria County Employees' Retirement Trust and is now known as In re: Venator Materials PLC Securities Litigation. On January 17, 2020, plaintiffs in the consolidated federal action filed a consolidated class action complaint. On February 18, 2020, all defendants joined in a motion to dismiss the consolidated complaint, which plaintiffs have opposed, and for which oral argument was heard on May 14, 2020. A decision on the motion to dismiss the consolidated complaint has not been published.

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

On July 2, 2019, NES separately instigated a lawsuit in Finland for €1.6 million of unpaid invoices, which we are contesting. We are fully accrued for these invoices and they are reflected in our unaudited condensed consolidated balance sheet as of June 30, 2020.

Calais Pipeline Matter

The Region Hauts-de-France (the “Region”) has issued two duplicate title perception demands against us requiring repayment of €12 million. This sum was previously paid to us by the Region under a settlement agreement, pursuant to which we were required to move an effluent pipeline at our Calais site. We filed claims with the Administrative Court in Lille, France on February 14, 2018 and April 12, 2018, requesting orders that the demands be set aside, which suspended enforcement of the demands. On July 12, 2018, the court set aside the first demand. The second demand remains suspended, but in dispute. The parties have lodged various arguments and responses regarding the second demand with the court. The court hearing for this matter has been postponed.

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

Note 12. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2020 and June 30, 2019, our capital expenditures for EHS matters totaled $8 million, each. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws. A number of our EHS capital expenditures will be subject to extended timelines as a result of the COVID-19 pandemic. Changes to timelines may be related to regulatory orders or guidelines that cause suppliers or contractors to cease or slow down operational activities, including as a result of changes to social distancing rules, among other factors. The impacts may vary significantly between different jurisdictions.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of June 30, 2020 and December 31, 2019, we had environmental reserves of $8 million and $9 million, respectively.

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

Note 13. Other Comprehensive Income

Other comprehensive income consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2020	$(97)	$(295)	$(5)	$12	$(385)	$—	$(385)
Other comprehensive (loss) income before reclassifications, gross	(17)	—	—	9	(8)	—	(8)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	7	—	—	7	—	7
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(17)	7	—	9	(1)	—	(1)
Ending balance, June 30, 2020	$(114)	$(288)	$(5)	$21	$(386)	$—	$(386)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2019	$(96)	$(278)	$(5)	$6	$(373)	$—	$(373)
Other comprehensive (loss) income before reclassifications, gross	(2)	—	—	5	3	—	3
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	8	—	—	8	—	8
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(2)	8	—	5	11	—	11
Ending balance, June 30, 2019	$(98)	$(270)	$(5)	$11	$(362)	$—	$(362)

(a)Amounts are net of tax of nil as of June 30, 2020 and January 1, 2020, each.
(b)Amounts are net of tax of $50 million as of June 30, 2020 and January 1, 2020, each.
(c)See table below for details about the amounts reclassified from accumulated other comprehensive loss.
(d)Amounts are net of tax of nil as of June 30, 2019 and January 1, 2019, each.
(e)Amounts are net of tax of $50 million as of June 30, 2019 and January 1, 2019, each.

	Three months ended June 30,		Six months ended June 30,		Affected line item in the statement where net income is presented
	2020	2019	2020	2019
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$4	$4	$7	$8	Other income
Prior service credit	—	—	—	—	Other income
Total before tax	4	4	7	8
Income tax expense	—	—	—	—	Income tax benefit (expense)
Total reclassifications for the period, net of tax	$4	$4	$7	$8

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Titanium Dioxide	$338	$439	$740	$864
Performance Additives	118	139	248	276
Total	$456	$578	$988	$1,140
Adjusted EBITDA(1)
Titanium Dioxide	$35	$55	$81	$116
Performance Additives	13	16	35	31
	48	71	116	147
Corporate and other	(11)	(10)	(22)	(26)
Total	37	61	94	121
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense	(15)	(13)	(28)	(27)
Interest income	3	3	6	6
Income tax (expense) benefit	(2)	9	—	8
Depreciation and amortization	(28)	(29)	(56)	(55)
Net income attributable to noncontrolling interests	2	1	3	2
Other adjustments:
Business acquisition and integration adjustments (expenses)	—	1	(1)	(1)
Loss on disposition of business/assets	—	—	(2)	—
Certain legal expenses/settlements	(3)	(1)	(3)	(1)
Amortization of pension and postretirement actuarial losses	(4)	(4)	(7)	(8)
Net plant incident costs	(2)	(6)	(3)	(13)
Restructuring, impairment and plant closing and transition costs	(5)	—	(12)	(12)
Net (loss) income	$(17)	$22	$(9)	$20

(1)Adjusted EBITDA is defined as net income/loss of Venator before interest expense, interest income, income tax expense/benefit, depreciation and amortization and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) loss/gain on disposition of business/assets; (c) certain legal expenses/settlements; (d) amortization of pension and postretirement actuarial losses/gains; (e) net plant incident costs/credits; and (f) restructuring, impairment, and plant closing and transition costs/credits.

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

COVID-19

The COVID-19 pandemic and related economic repercussions have created significant disruption to the global economy and have had an adverse effect on our business and the markets in which we operate, the full extent of which cannot be determined at this time.

We have a team focused on managing our business through the pandemic and we have enacted rigorous safety measures across our organization, including stopping non-essential business travel, increasing the personal protective equipment requirements, requiring temperature checks at our manufacturing sites, removing contractors from site, increasing cleaning and sanitizing measures, implementing social distancing protocols, requiring work-from-home arrangements for certain employees who do not need to be physically present and reducing the amount of employees working at a site at any given time. We expect to continue these measures until we determine that COVID-19 is adequately contained at each relevant location for purposes of safeguarding our employees and our business. We may take further actions as government authorities require or recommend, or as we determine to be in the best interest of our employees, customers, partners and suppliers.

We have not yet experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations due to government-ordered restrictions and shelter-in-place mandates. While we have thus far been able to identify alternative sourcing arrangements without disrupting our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause material disruptions in our raw material supply. We are proactively managing our supplier network by maintaining close contact and seeking alternative arrangements in case our primary suppliers are impacted by the COVID-19 pandemic.

During the three months ended June 30, 2020, COVID-19 had a material impact on demand for our products as sales were impacted by government-ordered restrictions on our customers. We cannot currently predict the duration and severity of impacts to our business from the global economic slowdown caused by the COVID-19 pandemic. Because of this, we cannot reasonably estimate with any degree of certainty the future adverse impact the COVID-19 pandemic may have on our results of operations, financial position, or liquidity; however, the future impact could be material. See further discussion of the potential impact to our liquidity under "Liquidity and Capital Resources." See "Part II. Item 1A. Risk Factors" for further details of the risks that the COVID-19 pandemic may present to our business.

Recent Developments

On May 22, 2020, we completed an offering of $225 million in aggregate principal amount of Senior Secured Notes due on July 1, 2025 at 98% of their face value. The Senior Secured Notes are obligations of our wholly owned subsidiaries, Venator Finance S.à r.l. and Venator Materials LLC and bear interest of 9.5% per year payable semi-annually in arrears. The Senior Secured Notes are guaranteed on a senior secured basis by Venator and each of Venator's restricted subsidiaries (other than the Issuers and certain other excluded subsidiaries) that is a guarantor under Venator's Term Loan Facility. In the future, the Senior Secured Notes will also be guaranteed on a senior secured basis by each of Venator's restricted subsidiaries (other than the Issuers and certain other excluded subsidiaries) that is a guarantor under Venator's ABL Facility. The Senior Secured Notes are secured on a first-priority basis by liens on all of the assets that secure the Term Loan Facility on a first-priority basis and will be secured on a second-priority basis in all inventory, accounts receivable, deposit accounts, securities accounts, certain related assets and other current assets that secure the ABL Facility on a first-priority basis and the Term Loan Facility on a second-priority basis, in each case, other than certain excluded assets.

Recent Trends and Outlook

We expect near-term business trends in our Titanium Dioxide segment to be driven by the following factors: (i) the global economic environment impacted by the COVID-19 pandemic resulting in decreased demand for our products; (ii) geopolitical events including Brexit and ongoing trade negotiations between the U.S. and China; (iii) the phased reopening of economies, the pace and timing of which will differ by region and country, and its impact on our mix of sales; (iv) variability in demand for our products based on end-use application; (v) TiO2 pricing to reflect regional supply and demand balances, increased competition in certain regions for certain of our products and our customer-tailored approach; (vi) a manageable increase in the average cost of our mix of ore feedstocks; (vii) lower raw material and energy costs, excluding ore feedstocks; (viii) reduced operating rates at our manufacturing facilities; (ix) additional benefit from our 2019 Business Improvement Program; and (x) benefits from additional cost and operational improvement actions, including those we have taken in response to the COVID-19 pandemic.

In our Performance Additives segment, we expect near-term business trends to be driven by the following factors: (i) the global economic environment impacted by the COVID-19 pandemic resulting in decreased demand for our products; (ii) geopolitical events including Brexit and ongoing trade negotiations between the U.S. and China; (iii) the phased reopening of economies, the pace and timing of which will differ by region and country, and its impact on our mix of sales; (iv) a soft but improving demand environment for certain products, primarily those in the automotive, coatings, and certain construction end-use applications; (v) reduced operating rates at our manufacturing facilities; (vi) portfolio optimization actions; (vii) additional benefit from our 2019 Business Improvement Program; and (viii) benefits from additional cost and operational improvement actions, including those we have taken in response to COVID-19.

In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and have delivered $28 million of savings through the second quarter of 2020, $4 million of which was achieved in the second quarter of 2020. We continue to expect that when fully implemented, this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We currently expect to end the year at the full run-rate level; however, the timing, constituent elements and expected benefit may be adjusted in response to the COVID-19 pandemic. We continue to evaluate the impact of COVID-19 on our 2019 Business Improvement Program.

In the first quarter of 2020, and in response to the expected adverse impact of the COVID-19 pandemic, we implemented a range of measures to reduce our costs. These measures include reducing employee compensation, including a reduction in salaries, changes and reductions to bonus schemes and employee furloughs, and reduced spending on other discretionary items. In the second quarter of 2020, we delivered $7 million of savings related to these actions.

In 2020, total capital expenditures are expected to be approximately $60 million. We do not expect any material capital expenditures relating to the transfer of our specialty and differentiated business from our Pori, Finland manufacturing site to other sites in our manufacturing network during 2020. We intend to optimize the remaining transfer of our specialty and differentiated business from our Pori, Finland TiO2 manufacturing facility, but the timing of this transfer will be elongated, due in part to the COVID-19 pandemic, and may result in a lower total expected capital outlay and a lower associated adjusted EBITDA benefit than originally estimated.

We expect our corporate and other costs will be approximately $45 million in 2020.

Results of Operations

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Revenues	$456	$578	(21%)	$988	$1,140	(13%)
Cost of goods sold	411	511	(20%)	882	997	(12%)
Operating expenses(4)	46	45	2%	88	100	(12%)
Restructuring, impairment and plant closing and transition costs	5	—	NM	12	12	—%
Operating (loss) income	(6)	22	NM	6	31	(81%)
Interest expense, net	(12)	(10)	(20%)	(22)	(21)	(5%)
Other income	3	1	200%	7	2	250%
(Loss) income before income taxes	(15)	13	NM	(9)	12	NM
Income tax (expense) benefit	(2)	9	NM	—	8	(100%)
Net (loss) income	(17)	22	NM	(9)	20	NM
Reconciliation of net (loss) income to adjusted EBITDA:
Interest expense, net	12	10	20%	22	21	5%
Income tax expense (benefit)	2	(9)	NM	—	(8)	(100%)
Depreciation and amortization	28	29	(3%)	56	55	2%
Net income attributable to noncontrolling interests	(2)	(1)	(100%)	(3)	(2)	(50%)
Other adjustments:
Business acquisition and integration (adjustments) expenses	—	(1)		1	1
Loss on disposition of business/assets	—	—		2	—
Certain legal expenses/settlements	3	1		3	1
Amortization of pension and postretirement actuarial losses	4	4		7	8
Net plant incident costs	2	6		3	13
Restructuring, impairment and plant closing and transition costs	5	—		12	12
Adjusted EBITDA(1)	$37	$61		$94	$121

Net cash used in operating activities				$(20)	$(50)	(60%)
Net cash used in investing activities				(47)	(82)	(43%)
Net cash provided by financing activities				200	17	1,076%
Capital expenditures				(47)	(83)	(43%)

	Three Months Ended	Three Months Ended
(Dollars in millions, except per share amounts)	June 30, 2020	June 30, 2019
Reconciliation of net (loss) income to adjusted net (loss) income attributable to Venator Materials PLC ordinary shareholders:
Net (loss) income	$(17)	$22
Net income attributable to noncontrolling interests	(2)	(1)
Other adjustments:
Business acquisition and integration adjustments	—	(1)
Certain legal expenses/settlements	3	1
Amortization of pension and postretirement actuarial losses	4	4
Net plant incident costs	2	6
Restructuring, impairment and plant closing and transition costs	5	—
Income tax adjustments(3)	2	(17)
Adjusted net (loss) income attributable to Venator Materials PLC ordinary shareholders(2)	$(3)	$14

Weighted-average shares-basic	106.7	106.6
Weighted-average shares-diluted	106.7	106.6

Net (loss) income attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$(0.18)	$0.20
Diluted	$(0.18)	$0.20

Other non-GAAP measures:
Adjusted net (loss) income per share(2):
Basic	$(0.03)	$0.13
Diluted	$(0.03)	$0.13

	Six Months Ended	Six Months Ended
(Dollars in millions, except per share amounts)	June 30, 2020	June 30, 2019
Reconciliation of net (loss) income to adjusted net income attributable to Venator Materials PLC ordinary shareholders:
Net (loss) income	$(9)	$20
Net income attributable to noncontrolling interests	(3)	(2)
Other adjustments:
Business acquisition and integration expenses	1	1
Loss on disposition of business/assets	2	—
Certain legal expenses/settlements	3	1
Amortization of pension and postretirement actuarial losses	7	8
Net plant incident costs	3	13
Restructuring, impairment and plant closing and transition costs	12	12
Income tax adjustments(3)	$(7)	$(25)
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$9	$28

Weighted-average shares-basic	106.7	106.5
Weighted-average shares-diluted	106.7	106.5

Net (loss) income attributable to Venator Materials PLC ordinary shareholders per share:
Basic	(0.11)	0.17
Diluted	(0.11)	0.17

Other non-GAAP measures:
Adjusted net income per share(2):
Basic	0.08	0.26
Diluted	0.08	0.26

NM—Not meaningful
(1)Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income/loss before interest income/expense, net, income tax expense/benefit, depreciation and amortization, and net income attributable to noncontrolling interests, as well as eliminating the following adjustments: (a) business acquisition and integration expenses/adjustments; (b) loss/gain on disposition of business/assets; (c) certain legal expenses/settlements; (d) amortization of pension and postretirement actuarial losses/gains; (e) net plant incident costs/credits; and (f) restructuring, impairment, and plant closing and transition costs/credits. We believe that net income is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Nevertheless, our management recognizes that there are limitations associated with the use of adjusted EBITDA in the evaluation of us as compared to net income. Our management compensates for the limitations of using adjusted EBITDA by using it to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than U.S. GAAP results alone.

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

(2)Adjusted net income attributable to Venator Materials PLC ordinary shareholders is computed by eliminating the after-tax amounts related to the following from net income attributable to Venator Materials PLC ordinary shareholders: (a) business acquisition and integration expenses/adjustments; (b) loss/gain on disposition of business/assets; (c) certain legal expenses/settlements; (d) amortization of pension and postretirement actuarial losses/gains; (e) net plant incident costs/credits; and (f) restructuring, impairment, and plant closing and transition costs/credits. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive ordinary shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

For the three months ended June 30, 2020, net loss was $17 million on revenues of $456 million, compared with net income of $22 million on revenues of $578 million for the same period in 2019. The decrease in net income of $39 million was the result of the following items:

•Revenues for the three months ended June 30, 2020 decreased by $122 million, or 21%, as compared with the same period in 2019. The decrease was due to a $101 million decrease in revenue in our Titanium Dioxide segment and a $21 million decrease in revenue in our Performance Additives segment. See "—Segment Analysis" below.

•Our operating expenses for the three months ended June 30, 2020 increased by $1 million, or 2%, as compared with the same period in 2019, primarily related to a $2 million increase in other operating expenses and $4 million negative impact of foreign exchange rates partially offset by $5 million reduction of personnel related expense due to cost savings initiatives, partially in response to COVID-19.

•Restructuring, impairment and plant closing and transition costs for the three months ended June 30, 2020 increased to $5 million from nil for the same period in 2019. For more information concerning restructuring and plant closing activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax expense for the three months ended June 30, 2020 was $2 million compared to income tax benefit of $9 million for the same period in 2019. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	June 30,
(Dollars in millions)	2020	2019
Revenues
Titanium Dioxide	$338	$439	(23%)
Performance Additives	118	139	(15%)
Total	$456	$578	(21%)
Adjusted EBITDA
Titanium Dioxide	$35	$55	(36%)
Performance Additives	13	16	(19%)
	48	71	(32%)
Corporate and other	(11)	(10)	(10%)
Total	$37	$61	(39%)

	Three Months Ended June 30, 2020 vs. 2019
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	—%	(1%)	(1%)	(21%)
Performance Additives	3%	(1%)	(1%)	(16%)

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $338 million for the three months ended June 30, 2020, a decrease of $101 million, or 23%, compared to the same period in 2019. The decrease was primarily due to a 21% decline in TiO2 sales volumes, a 1% unfavorable impact from foreign currency translation and a 1% unfavorable impact due to mix and other. TiO2 sales volumes declined across all product categories and regions, most notably in Europe, primarily due to lower demand as a result of the impact of COVID-19. The average TiO2 selling price remained stable compared to the prior year period and the first quarter of 2020.

Adjusted EBITDA for the Titanium Dioxide segment was $35 million for the three months ended June 30, 2020, a decrease of $20 million compared to the same period in 2019. The decline was primarily a result of a decline in overall TiO2 sales volumes. This was partially offset by a reduction in costs, primarily related to actions taken in response to the COVID-19 pandemic, and a benefit of more than $3 million from our 2019 Business Improvement Program.

Performance Additives

The Performance Additives segment generated revenues of $118 million for the three months ended June 30, 2020, a decline of $21 million, or 15%, compared to the same period in 2019. The decline was primarily attributable to a 16% decrease in sales volumes, a 1% unfavorable impact of mix and other and a 1% unfavorable impact of foreign currency translation, partially offset by a 3% increase in the average selling price. The decline in sales volumes was primarily a result of lower demand in our color pigments and functional additives businesses due to the impact of the COVID-19 pandemic. The average selling price increased primarily as a result of favorable mix within our color pigments and timber treatment businesses.

Adjusted EBITDA for the Performance Additives segment was $13 million for the three months ended June 30, 2020, a decrease of $3 million compared to the same period in 2019. The decrease was primarily attributable to a decline in sales volumes due to the impact of COVID-19, partially offset by a reduction in costs, primarily related to actions taken in response to the COVID-19 pandemic, and a benefit of less than $1 million from our 2019 Business Improvement Program.

Corporate and other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $11 million in the three months ended June 30, 2020, or $1 million higher compared to the same period in 2019. This was primarily a result of unfavorable foreign currency translation. We expect Corporate and other to be approximately $45 million for the full year 2020.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, net loss was $9 million on revenues of $988 million, compared with net income of $20 million on revenues of $1,140 million for the same period in 2019. The decrease of $29 million in net income was the result of the following items:

•Revenues for the six months ended June 30, 2020 decreased by $152 million, or 13%, as compared with the same period in 2019. The decrease was due to a $124 million, or 14%, decline in revenue in our Titanium Dioxide segment and a $28 million, or 10%, decline in revenue in our Performance Additives segment, primarily due to lower sales volumes. See “—Segment Analysis” below.

•Our operating expenses for the six months ended June 30, 2020 decreased by $12 million, or 12%, as compared with the same period in 2019, primarily related to a $14 million savings from personnel related expense due to cost savings initiatives, partially in response to COVID-19, partially offset by a $1 million increase in other operating expenses in 2020 and $1 million unfavorable impact of foreign exchange rates.

•Restructuring, impairment and plant closing and transition costs for the six months ended June 30, 2020 was $12 million compared to $12 million for the same period in 2019. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax expense for the six months ended June 30, 2020 was nil compared to income tax benefit of $8 million for the same period in 2019. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operated, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Six Months Ended		Percent Change Favorable (Unfavorable)
	June 30,
(Dollars in millions)	2020	2019
Revenues
Titanium Dioxide	$740	$864	(14%)
Performance Additives	248	276	(10%)
Total	$988	$1,140	(13%)
Segment adjusted EBITDA
Titanium Dioxide	$81	$116	(30%)
Performance Additives	35	31	13%
	116	147	(21%)
Corporate and other	(22)	(26)	15%
Total	$94	$121	(22%)

	Six Months Ended June 30, 2020 vs. 2019
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(1%)	(1%)	(1%)	(11%)
Performance Additives	2%	(1%)	(1%)	(10%)

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $740 million for the six months ended June 30, 2020, a decrease of $124 million, or 14%, compared to the same period in 2019. The decrease was primarily attributable to an 11% decline in TiO2 sales volumes, a 1% decrease in the average TiO2 selling price, a 1% unfavorable impact of foreign currency translation and a 1% unfavorable impact due to mix and other. The decline in TiO2 sales volumes was primarily a result of the impact of the COVID-19 pandemic on demand in the second quarter of 2020. The decline in demand was broadly across all regions and for functional, differentiated and specialty TiO2 products, and partially offset by higher demand for new products and for plastics applications. The average TiO2 selling price was approximately stable compared to the prior year period.

Adjusted EBITDA for the Titanium Dioxide segment was $81 million for the six months ended June 30, 2020, a decrease of $35 million, or 30%, compared to the same period in 2019. The decline was primarily a result of a decline in overall TiO2 sales volumes as a result of the impact of COVID-19 and higher ore costs. This was partially offset by an improvement in other costs, including selling, general and administrative costs, primarily related to actions taken in response to the COVID-19 pandemic, a decline in other raw material costs, and a benefit of approximately $7 million from our 2019 Business Improvement Program.

Performance Additives

The Performance Additives segment generated revenue of $248 million for the six months ended June 30, 2020, a decline of $28 million, or 10%, compared to the same period in 2019. The decline was primarily due to a 10% decrease in sales volumes, a 1% unfavorable impact of mix and other and a 1% unfavorable impact of foreign currency translation, partially offset by a 2% increase in the average selling price. The decline in sales volumes was primarily a result of lower demand for color pigments and functional additives products due to the impact of COVID-19 on demand for construction, coatings and automotive end-use applications. The average selling price increased primarily as a result of favorable mix within our color pigments and timber treatment businesses.

Adjusted EBITDA in the Performance Additives segment was $35 million, an increase of $4 million, or 13%, for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily attributable to an improvement in manufacturing costs, including raw materials and energy costs, and selling general and administrative costs primarily related to actions taken in response to the COVID-19 pandemic and a benefit of approximately $1 million from our 2019 Business Improvement Program, and partially offset by a decline in sales volumes due to the impact of COVID-19.

Corporate and other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $22 million, or $4 million lower for the six months ended June 30, 2020 than the same period in 2019. This was primarily a result of lower costs in various corporate functions and a benefit of $1 million from our 2019 Business Improvement Program.

Liquidity and Capital Resources

We had cash and cash equivalents of $188 million and $55 million as of June 30, 2020 and December 31, 2019, respectively. We have an ABL Facility with an available aggregate principal amount of up to $350 million. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation fluctuates and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of June 30, 2020 is approximately $289 million, of which $265 million is available to be drawn.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential adverse financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to improve cash flow and ensure adequate liquidity, which we believe will help us emerge from this environment a stronger and more resilient company. Such measures, which are incremental to ongoing improvement programs, include implementing additional actions to reduce costs, managing our production network to align with customer demand, managing our inventories and reducing planned capital expenditures. In addition, various governments in the countries and localities in which we operate have established economic relief and stimulus programs to support their economies during the COVID-19 pandemic. We are participating in certain smaller value programs and we continue to assess the potential for the impact that other programs may have on our liquidity as they become available. We may also seek to take advantage of opportunities to raise or refinance capital through debt financing, and may, from time to time, discuss such opportunities with potential lenders or investors.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors in addition to those described below. The following matters had, or are expected to have, a significant impact on our liquidity:

•Cash invested in our accounts receivable and inventory, net of accounts payable, as reflected in our unaudited condensed consolidated statements of cash flows decreased by $33 million for the six months ended June 30, 2020 as compared to the same period in the prior year. We expect our working capital to be a source of liquidity in 2020 as we take measures to respond to the impact of the COVID-19 pandemic, which are incremental to efforts already in place, including managing our production network and inventory levels to align with customer demand.

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

•During the six months ended June 30, 2020, we made contributions to our pension and postretirement benefit plans of $12 million. During the remainder of 2020, we expect to contribute an additional amount of approximately $23 million to these plans.

•We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2020, we had $12 million of accrued restructuring costs of which $6 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $10 million, including $1 million for noncash charges, and pay approximately $16 million through the remainder of 2020. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•In the fourth quarter of 2018, we commenced our 2019 Business Improvement Program and have delivered $28 million of savings through the second quarter of 2020, $4 million of which was achieved in the second quarter of 2020. We continue to expect that when fully implemented, this cost and operational improvement program will provide approximately $40 million of annual adjusted EBITDA benefit compared to year-end 2018. We currently expect to end the year at the full run-rate level; however, the timing, constituent elements and expected benefit may be adjusted in response to the COVID-19 pandemic We continue to evaluate the impact of COVID-19 on our 2019 Business Improvement Program.

•In the first quarter of 2020, and in response to the expected adverse impact of the COVID-19 pandemic, we implemented a range of measures to reduce our costs. These measures include reducing employee compensation, including a reduction in salaries, changes and reductions to bonus schemes and employee furloughs, and reduced spending on other discretionary items. In the second quarter of 2020, we delivered $7 million of savings related to these actions.

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

•We have $945 million in debt outstanding under our $371 million Term Loan Facility, $214 million of 9.5% Senior Secured Notes due 2025 and $360 million of 5.75% Senior Unsecured Notes due 2025. Through June 30, 2020, we are in compliance with all applicable financial covenants included in the terms of our Senior Credit Facility, Senior Secured Notes and Senior Unsecured Notes. In July 2017, the U.K.'s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. We are currently evaluating the potential effect of the eventual replacement of LIBOR on our financial statements. Accounting guidance has been recently issued to ease the transition to alternative reference rates from a financial reporting perspective. See "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements. See further discussion under "Financing Arrangements."

As of June 30, 2020 and December 31, 2019, we had $7 million and $13 million, respectively, classified as current portion of debt.

As of June 30, 2020 and December 31, 2019, we had $12 million and $16 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of June 30, 2020, our non-U.K. subsidiaries have no plan to distribute funds in a manner that would cause them to be subject to U.K., or other local country taxation. In the first quarter of 2019, a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to a 5% withholding tax.

Cash Flows for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Net cash used in operating activities was $20 million for the six months ended June 30, 2020, compared to $50 million for the six months ended June 30, 2019. The favorable variance in net cash used in operating activities for the six months ended June 30, 2020 compared with the same period in 2019 was primarily attributable to a $41 million favorable variance in operating assets and liabilities and a $9 million favorable variance in deferred income taxes for 2020 as compared with the same period in 2019, partially offset by a $29 million decrease in net income as described in "—Results of Operations" above.

Net cash used in investing activities was $47 million for the six months ended June 30, 2020, compared to $82 million for the six months ended June 30, 2019. The decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures of $36 million.

Net cash provided by financing activities was $200 million for the six months ended June 30, 2020, compared to $17 million provided by financing activities for the six months ended June 30, 2019. The increase in net cash provided by financing activities for the six months ended June 30, 2020 compared with the same period in 2019 was primarily attributable to $221 million of proceeds from issuance of long-term debt, partially offset by $24 million decrease in net borrowings under the ABL Facility.

Changes in Financial Condition

The following information summarizes our working capital as of June 30, 2020 and December 31, 2019:

(Dollars in millions)	June 30, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Cash and cash equivalents	$188	$55	$133	242%
Accounts receivable, net	319	321	(2)	(1%)
Accounts receivable from affiliates	13	—	13	NM
Inventories	487	513	(26)	(5%)
Prepaid expenses	10	21	(11)	(52%)
Other current assets	58	67	(9)	(13%)
Total current assets	$1,075	$977	$98	10%
Accounts payable	242	334	(92)	(28%)
Accounts payable to affiliates	15	17	(2)	(12%)
Accrued liabilities	99	116	(17)	(15%)
Current operating lease liability	8	8	—	—
Current portion of debt	7	13	(6)	(46%)
Total current liabilities	$371	$488	$(117)	(24%)
Working capital	$704	$489	$215	44%

Our working capital decreased by $215 million as a result of the net impact of the following significant changes:

•Cash and cash equivalents increased by $133 million primarily due to inflows of $200 million provided by financing activities, partially offset by outflows of $20 million from operating activities and $47 million from investing activities as described in the statement of cash flows analysis above.
•Accounts receivable decreased by $2 million, or less than 1%, from December 31, 2019 to June 30, 2020. Collections on accounts receivable during the first half of 2020 have not been materially impacted by COVID-19 although we cannot currently predict the impact that the pandemic will have in future periods.
•Inventory decreased $26 million at June 30, 2020 as compared to the prior year end reflecting a decrease in raw materials as we manage our inventory levels to respond to reductions in customer demand during the COVID-19 pandemic.
•Accounts payable decreased by $94 million primarily as a result of $25 million less in capital accruals and the impact of timing of cash payments versus the receipt of raw materials.
•Accrued liabilities decreased by $17 million primarily due to a decrease in accrued compensation costs.
•Current portion of debt decreased by $6 million primarily due to net payments on notes payable during the first half of 2020.

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

The carrying value of our floating rate debt is $371 million at June 30, 2020. A hypothetical 1% increase in interest rates on our floating rate debt as of June 30, 2020, would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange, including the impact of the COVID-19 pandemic. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At June 30, 2020 and December 31, 2019, we had $72 million and $75 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

During 2020, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $9 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of June 30, 2020 and December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities. We have determined that no material changes to our internal controls over financial reporting are required in response to the measures we have taken related to the COVID-19 pandemic, including remote working arrangements for many of our employees. We are continually monitoring and assessing the impact of COVID-19 on our internal controls in an effort to ensure that our internal controls respond to any changes in our operating environment.

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

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District Court case, making substantially the same allegations as were filed in the Dallas District Court. On July 31, 2020, Venator and the other defendants filed a motion to dismiss all claims in the New York State Court case.

An additional case was filed on July 31, 2019, in the U.S. District Court for the Southern District of New York by the City of Miami General Employees' & Sanitation Employees' Retirement Trust, making substantially the same allegations, adding claims under sections 10(b) and 20(a) of the U.S. Exchange Act, and naming all of our directors as additional defendants. A case also was filed in the U.S. District Court for the Southern District of Texas by the Cambria County Employees Retirement System on September 13, 2019, making substantially the same allegations as those made by the plaintiff in the case pending in the Southern District of New York. On October 29, 2019, the U.S. District Court for the Southern District of New York entered an order transferring the case brought by the city of Miami General Employees' & Sanitation Employees' Retirement Trust to the U.S. District Court for the Southern District of Texas, where it was consolidated into a single action with the case brought by the Cambria County Employees' Retirement Trust and is now known as In re: Venator Materials PLC Securities Litigation. On January 17, 2020, plaintiffs in the consolidated federal action filed a consolidated class action complaint. On February 18, 2020, all defendants joined in a motion to dismiss the consolidated complaint, which plaintiffs have opposed, and for which oral argument was heard on May 14, 2020. A decision on the motion to dismiss the consolidated complaint has not been published.

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

Declines in worldwide economic conditions as a result of the COVID-19 pandemic have caused demand for our products to decrease and have adversely affected our business and we expect to continue to experience lower demand.

The COVID-19 pandemic has caused a significant global economic slowdown. Demand for our products has declined and our business has been adversely affected. Sales volumes decreased by approximately 19% in the second quarter of 2020 compared to the prior year period. Our products are used in housing, construction and "quality of life" end-use applications for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions such as the COVID-19 pandemic. We have previously experienced significant revenue deterioration due to downturns in the global economy. Our industry is also affected by seasonal shifts in demand, subject to global, regional, end-use applications and other factors. Selling prices for our products are one of the main factors that affect the level of our profitability. In addition, our margins are impacted by significant changes in major input costs such as energy, raw material and other feedstocks.

We are unable to predict the duration or severity of the current economic downturn, nor are we able to predict the timing, duration or severity of any future downturns in the chemical industry or our customers’ industries. During downturns and periods of decreasing demand, including the current downturn, our revenues are reduced, and we typically experience greater pricing pressure and shifts in products and mix. In particular, greater substitution of product imports from China may occur. Uncertain and volatile economic, political, public health or business conditions in any of the regions in which we operate can impact demand for our products. These conditions can cause material adverse changes in our results of operations and financial condition, including:

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
•an increase in reserves for accounts receivable due to our customers' inability to pay us; and
•higher financing costs which could impact our ability to invest in our business.

The COVID-19 pandemic has caused us to experience lower demand and we expect to experience additional adverse impacts, but we cannot predict the degree to which they will occur. For the three months ended June 30, 2020, we experienced a decline in orders across our business reflecting the economic downturn and the impact of government ordered restrictions. We cannot reasonably estimate with any degree of certainty the future adverse impacts the COVID-19 pandemic may have on our results of operations, financial position or liquidity; however, the impacts could be material. Furthermore, to remain competitive, we must invest in our infrastructure and maintain the ability to respond to any increases in demand, and our inability to respond appropriately to significant changes in demand may impact our profitability.

The COVID-19 pandemic and related economic repercussions have created significant disruptions to the global economy and have adversely affected our business. The duration of the pandemic and its ultimate impacts on the global economy and our business remain unknown and we may not be able to effectively mitigate such impacts, any of which could have a material adverse effect on our results of operations, financial condition and liquidity.

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

While certain governments have relaxed measures initially put in place, there remains considerable uncertainty regarding the duration of those measures currently in place and potential future measures, including with respect to a potential “second wave” of COVID-19 infections. Existing or future restrictions on our manufacturing, operations or employees, or similar limitations for our customers, partners and suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our results of operations and financial condition. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have started to result in higher costs and delays, which harm our profitability, and could make our products less competitive or cause our customers to seek alternative suppliers as these restrictions remain in place or become more restrictive in future periods. In addition, restrictions in certain countries could result in delays in obtaining needed approvals by governmental and regulatory authorities, including approvals for applications, renewals or extensions of waste disposal permits at our sulfate manufacturing sites.

We have a team focused on managing our business through the pandemic and we have enacted rigorous safety measures across our organization, including stopping non-essential business travel, increasing the personal protective equipment requirements at our manufacturing sites, removing non-essential contractors from our sites, increasing cleaning and sanitizing measures, implementing social distancing protocols, requiring work-from-home arrangements as appropriate, and reducing the amount of employees working at a site at any given time. We continue to evaluate the appropriate measures to have in place to safeguard our employees and our business. We may take further actions as government authorities require or recommend, or as we determine to be in the best interest of our employees, customers, partners and suppliers. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, we cannot be certain that these measures will be successful in ensuring the health of our workforce. For example, if an employee at one of our sites were to contract COVID-19, this could result in temporary closures, reduced production hours, and increased cleaning and logistical costs. Workforce disruptions of this nature could significantly impact our ability to maintain our operations and adversely affect our financial results. In addition, as a result of the pandemic and the related increase in remote working by our personnel and personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.

We have not yet experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations due to government-ordered restrictions and shelter-in-place mandates. While we have thus far been able to identify alternative sourcing arrangements without disrupting our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause material disruptions in our raw material supply. While we are proactively managing our supplier network by maintaining close contact and seeking alternative arrangements in case our primary suppliers are impacted by the COVID-19 pandemic, some of our suppliers are sole-source suppliers for which we may have no alternative source of supply. Further, if we, our suppliers or customers are unable to perform our contractual obligations due to the COVID-19 pandemic, a force majeure event may be declared, rendering us, our suppliers or our customers unable to deliver all, or a portion of, any impacted orders or other contractual arrangements. If this were to occur, we may be forced to limit production and our customers could choose to discontinue or decrease the purchase of our products as a result of these measures. Such force majeure events could have significant negative impacts on our business.

We cannot be certain that the measures we have taken to mitigate the impact of COVID-19 will be effective. As the COVID-19 pandemic continues, we may experience additional adverse impacts on our results of operations, including our ability to access capital on favorable terms. Although the duration and ultimate impact of the COVID-19 pandemic is unknown at this time, a decline in economic conditions as a result of the COVID-19 pandemic may materially adversely impact our business, results of operations, financial condition and liquidity. Further, additional actions by health or other governmental authorities requiring the closure of our facilities or recommending other measures could create additional negative impacts on all aspects of our business, including our employees, customers, suppliers, partners, results of operations, financial condition and liquidity. Our availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. In the event the COVID-19 pandemic and related measures cause a recession or other downturn in the worldwide economy, and decreases demand for our products, our availability to borrow under our ABL Facility would likely decline as well as our cash flow from operations. Like many others in our industry, our share price has declined sharply as a result of COVID- 19 and related impacts, which may impact our ability to raise capital through equity markets.

Our indebtedness is substantial, and a meaningful portion of our indebtedness is subject to variable interest rates. Our indebtedness may make us more vulnerable to financial market volatility and economic downturns and may limit our ability to respond to market conditions, to obtain additional financing or to refinance our debt. We may also incur more debt in the future.

As of June 30, 2020, we had $945 million in debt outstanding under our $360 million Term Loan Facility due 2024, $214 million of 9.5% Senior Secured Notes due 2025 which were issued on May 22, 2020, $371 million of 5.75% Senior Unsecured Notes due 2025, and borrowings under our ABL facility (with $265 million of available borrowing capacity). Our debt level and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

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

In addition, the availability and cost of credit for our businesses may be significantly affected by credit ratings. The credit rating agencies periodically review our ratings, considering factors such as our capital structure, earnings profile, and the condition of our industry and the credit markets generally. Credit ratings are subject to revision or withdrawal at any time by the assigning rating organization. A drop in our credit ratings, such as that which occurred during the second quarter of 2020, could adversely impact our business, cash flows, results of operations, financial condition, liquidity and our ability to obtain additional financing or to refinance our debt.

Negative rating actions can adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action can also adversely impact our business relationships with suppliers and operating partners, who may be less willing to extend credit or offer us similarly favorable terms as secured in the past under such circumstances. The result of such impacts may be material and could adversely affect our cash flows, results of operations and financial condition.

We may need additional capital in the future and may not be able to obtain it on favorable terms.

Our business is capital intensive, and our success depends to a significant degree on our ability to develop and market innovative products and to maintain and update our facilities and process technology. We may require additional capital in the future to finance our growth and development, restructure our business, implement further marketing and sales activities, fund ongoing research and development activities, fund the ongoing closure of our Pori, Finland manufacturing facility and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of, and demand for, our products, the extent to which we invest in new technology and research and development projects, and the status and timing of these developments, as well as general availability of capital from debt and/or equity markets. We issued $225 million of 9.5% Senior Secured Notes in May 2020 for general corporate purposes and to enhance our liquidity position. Additional financing may not be available when needed on terms favorable to us, or at all. Further, the terms of our debt and other agreements may limit our ability to incur additional indebtedness or issue additional equity. If we are unable to obtain adequate funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, which could harm our business.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association of Venator Materials PLC.	8-K	3.1	June 19, 2020
10.1	Amended and Restated Venator Materials 2017 Stock Incentive Plan.	8-K	10.1	June 19, 2020
10.2*	Amendment to Terms and Conditions of Employment (US), dated April 29, 2020, between Venator Americas LLC, Venator Materials UK Limited and Kurt D. Ogden.
10.3*	Amendment to Terms and Conditions of Employment (US), dated April 29, 2020, between Venator Americas LLC, Venator Materials UK Limited and Russell R. Stolle
10.4*	Amendment to Terms and Conditions of Employment (US), dated April 29, 2020, between Venator Materials UK Limited and Mahomed A. Maiter.
10.5*	First Amendment to the Venator Executive Elective Deferral Plan, dated April 29, 2020
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page to this Quarterly Report on Form 10-Q, formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENATOR MATERIALS PLC (Registrant)

Date:	August 4, 2020	By:	/s/ Kurt D. Ogden
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Date:	August 4, 2020	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller