Form 10-Q
period 2020-09-30
Venator Materials PLC
filed 2020-11-05
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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
Yes ☐ No ☑
_________________________________
As of November 1, 2020, the registrant had outstanding 106,741,653 ordinary shares, $0.001 par value per share.

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
•the pending acquisition by funds advised by SK Capital Partners, L.P. (“SK Capital”) of the ordinary shares of the Company held by Huntsman;
•volatile global economic conditions;
•cyclical and volatile product application markets;
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
•our ability to successfully grow and transform our business including by way of acquisitions, divestitures and restructuring activities;
•our ability to successfully transfer production of certain specialty and differentiated products formerly produced at our Pori, Finland manufacturing facility to other sites within our manufacturing network;
•our ability to develop new products or successfully transfer production of existing products within our manufacturing network;
•fluctuations in currency exchange rates and tax rates;
•our ability to adequately protect our information technology systems, some of which are critical to our business;
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
•economic conditions and regulatory changes following the exit of the United Kingdom (the "U.K.") from the EU (often referred to as "Brexit");
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
•the effects of public health crises, including the occurrence of contagious disease or illness, on the global economy, our business, employees, supply chain and customers;
•conflicts, military actions, terrorist attacks, cyber-attacks and general instability;
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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$208	$55
Accounts receivable (net of allowance for doubtful accounts of $5 and $4, respectively)(a)	306	321
Inventories(a)	438	513
Prepaid expenses	25	21
Other current assets	52	67
Total current assets	1,029	977
Property, plant and equipment, net(a)	940	989
Operating lease right-of-use assets, net(a)	39	43
Intangible assets, net(a)	18	21
Investment in unconsolidated affiliates	98	92
Deferred income taxes	37	33
Other noncurrent assets	139	110
Total assets	$2,300	$2,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$212	$334
Accounts payable to affiliates	3	17
Accrued liabilities(a)	99	116
Current operating lease liability(a)	8	8
Current portion of debt(a)	7	13
Total current liabilities	329	488
Long-term debt	950	737
Operating lease liability(a)	33	37
Other noncurrent liabilities	295	300
Noncurrent payable to affiliates	30	30
Total liabilities	1,637	1,592
Commitments and contingencies (Notes 11 and 12)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 issued and outstanding, each	—	—
Additional paid-in capital	1,328	1,322
Retained deficit	(325)	(271)
Accumulated other comprehensive loss	(347)	(385)
Total Venator Materials PLC shareholders' equity	656	666
Noncontrolling interest in subsidiaries	7	7
Total equity	663	673
Total liabilities and equity	$2,300	$2,265

(a) At September 30, 2020 and December 31, 2019, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $4 and $2 of cash and cash equivalents; $6 and $4 of accounts receivable, net; $1 and $2 of inventories; $5 each of property, plant and equipment, net; $1 each of operating lease right-of-use assets; $9 and $11 of intangible assets, net; $1 each of accounts payable; $3 each of accrued liabilities; nil and $1 of operating lease liabilities; and $2 and nil of current portion of debt. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Trade sales, services and fees, net	$474	$526	$1,462	$1,666
Cost of goods sold	454	464	1,336	1,461
Operating expenses:
Selling, general and administrative	34	45	112	138
Restructuring, impairment, and plant closing and transition costs	13	12	25	24
Other operating (income) expense, net	(1)	5	9	12
Total operating expenses	46	62	146	174
Operating (loss) income	(26)	—	(20)	31
Interest expense	(18)	(13)	(46)	(40)
Interest income	3	3	9	9
Other income	5	1	12	3
(Loss) income before income taxes	(36)	(9)	(45)	3
Income tax expense	(3)	(8)	(3)	—
Net (loss) income	(39)	(17)	(48)	3
Net income attributable to noncontrolling interests	(3)	(2)	(6)	(4)
Net loss attributable to Venator	$(42)	$(19)	$(54)	$(1)

Per Share Data:
Loss attributable to Venator Materials PLC ordinary shareholders, basic	$(0.39)	$(0.18)	$(0.51)	$(0.01)
Loss attributable to Venator Materials PLC ordinary shareholders, diluted	$(0.39)	$(0.18)	$(0.51)	$(0.01)

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net (loss) income	$(39)	$(17)	$(48)	$3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	46	(34)	29	(36)
Pension and other postretirement benefits adjustments	3	4	10	12
Hedging instruments	(10)	5	(1)	10
Total other comprehensive income (loss), net of tax	39	(25)	38	(14)
Comprehensive loss	—	(42)	(10)	(11)
Comprehensive income attributable to noncontrolling interest	(3)	(2)	(6)	(4)
Comprehensive loss attributable to Venator	$(3)	$(44)	$(16)	$(15)

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2020	107	$—	$1,322	$(271)	$(385)	$7	$673
Net income	—	—	—	7	—	1	8
Other comprehensive loss, net of tax	—	—	—	—	(23)	—	(23)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, March 31, 2020	107	$—	$1,324	$(264)	$(408)	$7	$659
Net (loss) income	—	—	—	(19)	—	2	(17)
Other comprehensive income, net of tax	—	—	—	—	22	—	22
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, June 30, 2020	107	$—	$1,326	$(283)	$(386)	$7	$664
Net (loss) income	—	—	—	(42)	—	3	(39)
Other comprehensive income, net of tax	—	—	—	—	39	—	39
Dividends paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, September 30, 2020	107	$—	$1,328	$(325)	$(347)	$7	$663

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2019	106	$—	$1,316	$(96)	$(373)	$8	$855
Net (loss) income	—	—	—	(3)	—	1	(2)
Other comprehensive income, net of tax	—	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	1	—	1	—	—	—	1
Balance, March 31, 2019	107	$—	$1,317	$(99)	$(354)	$8	$872
Net income	—	—	—	21	—	1	22
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2)	(2)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, June 30, 2019	107	—	$1,319	$(78)	$(362)	$7	$886
Net (loss) income	—	—	—	(19)	—	2	(17)
Other comprehensive loss, net of tax	—	—	—	—	(25)	—	(25)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, September 30, 2019	107	$—	$1,321	$(97)	$(387)	$8	$845

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in millions)	2020	2019
Operating Activities:
Net (loss) income	$(48)	$3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	85	82
Deferred income taxes	(3)	(5)
Noncash restructuring and impairment charges	14	5
Noncash loss on foreign currency transactions	4	4
Gain on disposal of businesses/assets, net	(6)	—
Other, net	12	7
Changes in operating assets and liabilities:
Accounts receivable	20	(28)
Inventories	87	27
Prepaid expenses	(4)	(5)
Other current assets	4	(1)
Other noncurrent assets	(15)	(1)
Accounts payable	(113)	(72)
Accrued liabilities	(20)	(16)
Other noncurrent liabilities	(17)	(36)
Net cash used in operating activities	—	(36)
Investing Activities:
Capital expenditures	(54)	(110)
Cash received from unconsolidated affiliates	28	33
Investment in unconsolidated affiliates	(35)	(35)
Cash received from notes receivable	12	12
Proceeds from sale of business/assets	6	—
Other, net	—	(1)
Net cash used in investing activities	(43)	(101)
Financing Activities:
Net proceeds from short-term debt	3	—
Net (repayments) borrowings on notes payable	(7)	9
Repayment of third-party debt	(4)	(4)
Proceeds from the termination of cross currency swap contracts	—	15
Dividends paid to noncontrolling interests	(6)	(4)
Proceeds from issuance of long-term debt	221	—
Debt issuance costs paid	(7)	—
Other, net	(5)	(3)
Net cash provided by financing activities	195	13
Effect of exchange rate changes on cash	1	(1)
Net change in cash and cash equivalents	153	(125)
Cash and cash equivalents at beginning of period	55	165
Cash and cash equivalents at end of period	$208	$40

Supplemental cash flow information:
Cash paid for interest excluding hedging activity	$35	$41
Cash paid for income taxes	—	4
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of September 30, 2020 and 2019, respectively	$21	$28

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

Basis of Presentation

Our unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive loss, financial condition and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes to consolidated and combined financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for our Company.

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

COVID-19

The COVID-19 pandemic has caused a significant global economic slowdown which in turn has had a material impact on demand for our products in the three and nine months ended September 30, 2020. We expect that the COVID-19 pandemic will continue to have a negative impact on our future results of operations, financial condition and liquidity. The duration and severity of the outbreak and its long-term impacts on our business cannot be fully determined at this time.

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

The following table disaggregates our revenues by major geographical region for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$182	$47	$229	$554	$139	$693
North America	70	61	131	220	173	393
Asia	64	20	84	212	58	270
Other	27	3	30	97	9	106
Total Revenues	$343	$131	$474	$1,083	$379	$1,462

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$192	$43	$235	$620	$147	$767
North America	80	53	133	245	175	420
Asia	85	23	108	269	66	335
Other	39	11	50	126	18	144
Total Revenues	$396	$130	$526	$1,260	$406	$1,666

The following table disaggregates our revenues by major product line for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$343	$—	$343	$1,083	$—	$1,083
Color Pigments	—	66	66	—	187	187
Functional Additives	—	24	24	—	80	80
Timber Treatment	—	36	36	—	97	97
Water Treatment	—	5	5	—	15	15
Total Revenues	$343	$131	$474	$1,083	$379	$1,462

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$396	$—	$396	$1,260	$—	$1,260
Color Pigments	—	65	65	—	205	205
Functional Additives	—	29	29	—	94	94
Timber Treatment	—	31	31	—	91	91
Water Treatment	—	5	5	—	16	16
Total Revenues	$396	$130	$526	$1,260	$406	$1,666

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

Note 4. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$142	$166
Work in process	45	49
Finished goods	251	298
Total	$438	$513

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

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at September 30, 2020, the joint ventures’ assets, liabilities and results of operations are included in Venator’s unaudited condensed consolidated financial statements.

The revenues, income before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$29	$24	$79	$71
Income before income taxes	5	2	11	7
Net cash provided by operating activities	5	4	12	10

Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Company-wide Restructuring

In January 2019, we implemented a plan to reduce costs and improve efficiency of certain company-wide functions. As part of the program, we recorded restructuring expense of nil for the three and nine months ended September 30, 2020, respectively, and $1 million and $5 million for the three and nine months ended September 30, 2019, respectively, all of which related to workforce reductions. We expect that additional costs related to this plan will be immaterial.

Titanium Dioxide Segment

In July 2016, we implemented a plan to close our Umbogintwini, South Africa titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of nil for the three and nine months ended September 30, 2020, respectively, and nil and $1 million for the three and nine months ended September 30, 2019, respectively, all of which related to plant shutdown costs. We expect further charges as part of this program to be immaterial. In connection with this plan, in August 2020 we sold the Umbogintwini facility. Accordingly, during the third quarter of 2020 we received proceeds of $6 million related to this sale and recognized a corresponding gain on disposal of assets of $6 million. This gain is recorded in the "Other operating (income) expense, net" line item of our unaudited condensed consolidated statement of operations.

In March 2017, we implemented a plan to close the white-end finishing and packaging operation of our titanium dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black-end manufacturing operations and would result in the closure of the entire facility. As part of the program, we recorded restructuring expense of nil and $4 million for the three and nine months ended September 30, 2020, respectively, and $3 million and $5 million for the three and nine months ended September 30, 2019, respectively, all of which related to plant shutdown costs. We expect to incur additional plant shutdown costs for our Calais, France facility of approximately $13 million through 2023.

In September 2018, we implemented a plan to close our Pori, Finland titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $10 million for the three months ended September 30, 2020, of which $9 million was related to accelerated depreciation and $1 million related to plant shutdown costs. This restructuring expense consists of $1 million of cash expense and a noncash expense of $9 million. We recorded restructuring expense of $18 million for the nine months ended September 30, 2020 of which $11 million was related to accelerated depreciation, $2 million related to employee benefits and $5 million related to plant shutdown costs. This restructuring expense consists of $7 million of cash expense and a noncash expense of $11 million.

We recorded a restructuring expense related to our Pori facility of $8 million for the three months ended September 30, 2019, of which $6 million was related to accelerated depreciation, $1 million related to employee benefits, and $1 million related to plant shut down costs. This restructuring expense consisted of $2 million of cash expense and a noncash expense of $6 million. We recorded restructuring expense of $11 million for the nine months ended September 30, 2019, of which $17 million was related to accelerated depreciation, $5 million related to employee benefits and $3 million related to plant shutdown costs, partially offset by a gain of $14 million related to early settlement of contractual obligation. This restructuring expense consists of $8 million of cash expense and a noncash net expense of $3 million.

We expect to incur additional charges related to our Pori facility of approximately $87 million through the end of 2024, of which $7 million relates to accelerated depreciation, $77 million relates to plant shut down costs, $1 million relates to other employee costs and $2 million relates to the write off of other assets. Future charges consist of $9 million of noncash costs and $78 million of cash costs.

Performance Additives Segment

In August 2018, we implemented a plan to close our Performance Additives manufacturing site in Beltsville, Maryland. As part of the program, we recorded restructuring expense of nil for the three and nine months ended September 30, 2020, each, and nil and $2 million for the three and nine months ended September 30, 2019, respectively, all of which related to accelerated depreciation. We do not expect to incur any additional charges as part of this program.

Accrued Restructuring and Plant Closing and Transition Costs

As of September 30, 2020 and December 31, 2019, accrued restructuring and plant closing and transition costs by type of cost and year of initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2019	$15	$1	$16
2020 charges for 2019 and prior initiatives	4	7	11
2020 payments for 2019 and prior initiatives	(10)	(7)	(17)
Accrued liabilities as of September 30, 2020	$9	$1	$10

(1)The total workforce reduction reserves of $9 million relate to the termination of 121 positions, of which zero positions have been terminated but require future payment as of September 30, 2020.
(2)Accrued liabilities are related to 2019 initiatives and prior for all periods presented.
Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2019	$16	$—	$16
2020 charges for 2019 and prior initiatives	10	1	11
2020 payments for 2019 and prior initiatives	(16)	(1)	(17)
Accrued liabilities as of September 30, 2020	$10	$—	$10
Current portion of restructuring reserves	$4	$—	$4
Long-term portion of restructuring reserve	$6	$—	$6

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to major cost type of restructuring charges and impairment of assets for the three and nine months ended September 30, 2020 and 2019 by initiative are provided below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash charges	$1	$5	$11	$19
Impairment of assets	3	—	3	—
Early settlement of contractual obligation	—	—	—	(14)
Accelerated depreciation	9	7	11	19
Total Restructuring, Impairment and Plant Closing and Transition Costs	$13	$12	$25	$24

Note 7. Debt

Outstanding debt, net of unamortized discount and issuance costs of $25 million and $14 million as of September 30, 2020 and December 31, 2019, respectively, consisted of the following:

	September 30, 2020	December 31, 2019
Term Loan Facility due August 2024	$359	$361
Senior Secured Notes due July 2025	215	—
Senior Unsecured Notes due July 2025	371	371
Other	12	18
Total debt	957	750
Less: short-term debt and current portion of long-term debt	7	13
Long-term debt	$950	$737

The estimated fair value of the Term Loan Facility was $352 million and $365 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Senior Secured Notes was $240 million as of September 30, 2020. The estimated fair value of the Senior Unsecured Notes was $325 million and $346 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair values of the Term Loan Facility, Senior Secured Notes and Senior Unsecured Notes are based upon quoted market prices (Level 1).

The aggregate principal outstanding under our ABL Facility was nil as of September 30, 2020 and December 31, 2019, each.

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

Availability to borrow the $350 million of commitments under the ABL Facility is subject to a borrowing base calculation comprised of accounts receivable and inventory in U.S., Canada, the U.K., Germany and accounts receivable in France and Spain, that fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally decrease borrowing availability. As a result, the aggregate amount available for extensions of credit under the ABL Facility at any time is the lesser of $350 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the ABL Facility at such time.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Venator’s option, either (a) a LIBOR based rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the ABL Facility bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the ABL Facility plus either a LIBOR or a base rate. The applicable margin percentage is calculated and established once every three calendar months and varies from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the ABL Facility for the immediately preceding three-month period. The Senior Credit Facilities contain covenants that are usual and customary for facilities of this type, including events of default and financial, affirmative and negative covenants. In addition, the ABL Facility contains a springing financial covenant that requires the Company and its restricted subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1:1 for certain periods of time, if borrowing availability is less than a specified threshold. The Senior Credit Facilities contain customary change of control provisions, the breach of which entitle the lenders to take various actions, including the acceleration of amounts due under the facility.

Senior Secured Notes

On May 22, 2020, we completed an offering of $225 million in aggregate principal amount of senior secured notes (the "Senior Secured Notes") due on July 1, 2025 at 98% of their face value. The Senior Secured Notes are obligations of our wholly owned subsidiaries, Venator Finance S.à r.l. and Venator Materials LLC (the "Issuers") and bear interest of 9.5% per year payable semi-annually in arrears. The Senior Secured Notes are guaranteed on a senior secured basis by Venator and each of Venator's restricted subsidiaries (other than the Issuers and certain other excluded subsidiaries) that is a guarantor under Venator's Term Loan Facility and ABL Facility. The Senior Secured Notes are secured on a first-priority basis by liens on all of the assets that secure the Term Loan Facility on a first-priority basis and are secured on a second-priority basis in all inventory, accounts receivable, deposit accounts, securities accounts, certain related assets and other current assets that secure the ABL Facility on a first-priority basis and the Term Loan Facility on a second-priority basis, in each case, other than certain excluded assets. The Senior Secured Notes contain covenants that are usual and customary for facilities of this type, including events of default and financial, affirmative and negative covenants. Upon the occurrence of certain change of control events, holders of the Venator Senior Secured Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Secured Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Senior Unsecured Notes

Our Senior Unsecured Notes are general unsecured senior obligations of the Issuers and are guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries. The indenture related to the Senior Unsecured Notes imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. The Senior Unsecured Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Senior Unsecured Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, up to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the separation), holders of the Venator Senior Unsecured Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Unsecured Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

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

Letters of Credit
As of September 30, 2020 we had $75 million of issued and outstanding letters of credit and bank guarantees to third parties. Of this amount, $49 million were issued by various banks on an unsecured basis with the remaining $26 million issued from our secured ABL Facility.

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

The changes in the fair value of the swaps are deferred in other comprehensive income and subsequently recognized in other income in the unaudited condensed consolidated statement of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges were liabilities of $4 million and $3 million at September 30, 2020 and December 31, 2019, respectively, and are recorded as other noncurrent liabilities on our unaudited condensed consolidated balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the nine months ended September 30, 2020 and 2019, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a loss of $1 million and a gain of $10 million, respectively. As of September 30, 2020, we do not expect to reclassify any accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risks associated with foreign currency exposure. At September 30, 2020 and December 31, 2019, we had $63 million and $75 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax expense of $3 million and $8 million for the three months ended September 30, 2020 and 2019, respectively, and income tax expense of $3 million and nil for the nine months ended September 30, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Pursuant to the Tax Matters Agreement dated August 7, 2017, entered into by and among Venator Materials PLC and Huntsman (the "Tax Matters Agreement") at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. It is currently estimated (based on a value of our U.S. businesses derived from the IPO price of our ordinary shares and current tax rates) that the aggregate future payments required by this provision are expected to be approximately $30 million. As of September 30, 2020 and December 31, 2019, this "Noncurrent payable to affiliates" was $30 million, each, on our unaudited condensed consolidated balance sheets. Any subsequent adjustment asserted by U.S. taxing authorities could increase the amount of gain recognized and the corresponding basis increase, and could result in a higher liability for us under the Tax Matters Agreement. However, due to a change of control limitation on certain Venator tax assets, including tax net operating losses, upon completion of SK Capital's acquisition of 42.5 million Venator shares from Huntsman, we expect to write off a significant portion of this liability along with any associated deferred tax assets in connection with the basis step up. Net deferred tax assets related to our U.S. business at September 30, 2020 and December 31, 2019 were $24 million and $25 million, respectively.

On March 27, 2020, President Trump signed into U.S. tax law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, eliminating NOL limitations, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The CARES Act did not have a material impact to our income tax provision for the three or nine months ended September 30, 2020.

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Venator Materials PLC ordinary shareholders	$(42)	$(19)	$(54)	$(1)
Denominator:
Weighted average shares outstanding	106.7	106.6	106.7	106.5
Dilutive share-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	106.7	106.6	106.7	106.5

For the three and nine months ended September 30, 2020, the number of anti-dilutive employee share-based awards excluded from the computation of diluted earnings per share was 4 million, each. For the three and nine months ended September 30, 2019, the number of anti-dilutive employee share-based awards excluded from the computation of dilutive earnings per share was 2 million, each.

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

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District Court case, making substantially the same allegations as were filed in the Dallas District Court. On July 31, 2020, Venator and the other defendants filed a motion to dismiss all claims in the New York State Court case. A decision on the motion to dismiss the claims has not been published.

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

On May 14, 2019, we commenced a lawsuit in the Delaware Superior Court against Tronox arising from Tronox's breach of its obligation to pay the break fee. We are seeking a judgment for $75 million, plus pre- and post-judgment interest, and reasonable attorneys' fees and costs. On June 17, 2019, Tronox filed an answer denying that it is obligated to pay the break fee and asserting affirmative defenses and counterclaims of approximately $400 million, alleging that we failed to negotiate the purchase of the Ashtabula complex in good faith. The parties have engaged in discovery and the preparation of expert reports. Because of the early stage of this litigation, we are unable to reasonably estimate any possible gain, loss or range of gain or loss and we have not made any accrual with regard to this matter.

Neste Engineering Services Matter

We are party to an arbitration proceeding initiated by Neste Engineering Services Oy (“NES”) on December 19, 2018 for payment of invoices allegedly due of approximately €14 million in connection with the delivery of services by NES to the Company in respect of the Pori site rebuild project. We are contesting the validity of these invoices and filed counterclaims against NES on March 8, 2019. In the arbitration proceeding, our defense and counterclaim were filed on April 17, 2020. NES filed their reply and defense to counterclaim on September 18, 2020.

On July 2, 2019, NES separately instigated a lawsuit in Finland for €1.6 million of unpaid invoices. Effective October 21, 2020, the parties agreed to settle this dispute for an amount less than the unpaid invoices and an accrued liability for this settlement is reflected in our unaudited condensed consolidated balance sheet as of September 30, 2020.

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

The agreement requires us to purchase a minimum annual quantity, subject to a mechanism for making up shortfalls. The minimum annual quantity can be reduced (even to zero) in the event of a "Force Majeure Event". We declared that the fire at our Pori facility in January 2017 was a Force Majeure Event under the agreement, reducing the minimum annual quantity to the actual quantity purchased. Gasum alleges that this Force Majeure Event subsequently ceased to apply, and that we were thereafter again obliged to purchase the original minimum annual quantity.

Gasum continues to supply natural gas to the Pori facility. On April 17, 2020, Gasum filed arbitration proceedings seeking declaratory relief to require us to take or pay the original minimum annual quantities of natural gas. In their request, Gasum estimated that the monetary value of declaratory relief to be approximately €27 million should we close the Pori facility by the end of 2022. Following a case management conference, a procedural order was issued on August 19, 2020. Gasum served their statement of claim on September 11, 2020. We are due to serve our statement of defense on November 27, 2020. Because of the early stage of this proceeding, we are unable to reasonably estimate any possible loss or range of loss and we have not accrued for a loss contingency with regard to this matter.

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

Note 12. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2020 and September 30, 2019, our capital expenditures for EHS matters totaled $9 million and $18 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws. A number of our EHS capital expenditures will be subject to extended timelines as a result of the COVID-19 pandemic. Changes to timelines may be related to regulatory orders or guidelines that cause suppliers or contractors to cease or slow down operational activities, including as a result of changes to social distancing rules, among other factors. The impacts may vary significantly between different jurisdictions.

Environmental Reserves

We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of September 30, 2020 and December 31, 2019, we had environmental reserves of $8 million and $9 million, respectively.

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

Note 13. Other Comprehensive Income

Other comprehensive income consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2020	$(97)	$(295)	$(5)	$12	$(385)	$—	$(385)
Other comprehensive income (loss) before reclassifications, gross	29	—	—	(1)	28	—	28
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	10	—	—	10	—	10
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	29	10	—	(1)	38	—	38
Ending balance, September 30, 2020	$(68)	$(285)	$(5)	$11	$(347)	$—	$(347)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive loss of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2019	$(96)	$(278)	$(5)	$6	$(373)	$—	$(373)
Other comprehensive (loss) income before reclassifications, gross	(36)	—	—	10	(26)	—	(26)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	12	—	—	12	—	12
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	12	—	10	(14)	—	(14)
Ending balance, September 30, 2019	$(132)	$(266)	$(5)	$16	$(387)	$—	$(387)

(a)Amounts are net of tax of nil as of September 30, 2020 and January 1, 2020, each.
(b)Amounts are net of tax of $50 million as of September 30, 2020 and January 1, 2020, each.
(c)See table below for details about the amounts reclassified from accumulated other comprehensive loss.
(d)Amounts are net of tax of nil as of September 30, 2019 and January 1, 2019, each.
(e)Amounts are net of tax of $50 million as of September 30, 2019 and January 1, 2019, each.

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the statement where net income is presented
	2020	2019	2020	2019
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$3	$3	$10	$11	Other income
Prior service credit	—	1	—	1	Other income
Total before tax	3	4	10	12
Income tax expense	—	—	—	—	Income tax benefit (expense)
Total reclassifications for the period, net of tax	$3	$4	$10	$12

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Titanium Dioxide	$343	$396	$1,083	$1,260
Performance Additives	131	130	379	406
Total	$474	$526	$1,462	$1,666
Adjusted EBITDA(1)
Titanium Dioxide	$21	$51	$102	$167
Performance Additives	5	13	40	44
	26	64	142	211
Corporate and other	(9)	(14)	(31)	(40)
Total	17	50	111	171
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense	(18)	(13)	(46)	(40)
Interest income	3	3	9	9
Income tax expense	(3)	(8)	(3)	—
Depreciation and amortization	(29)	(27)	(85)	(82)
Net income attributable to noncontrolling interests	3	2	6	4
Other adjustments:
Business acquisition and integration expenses	—	(2)	(1)	(3)
Gain (loss) on disposition of business/assets	6	(1)	4	(1)
Certain legal expenses/settlements	—	(2)	(3)	(3)
Amortization of pension and postretirement actuarial losses	(3)	(3)	(10)	(11)
Net plant incident costs	(2)	(4)	(5)	(17)
Restructuring, impairment and plant closing and transition costs	(13)	(12)	(25)	(24)
Net (loss) income	$(39)	$(17)	$(48)	$3

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

COVID-19

The COVID-19 pandemic has created significant disruption to the global economy and has had an adverse effect on our business and the markets in which we operate. This is evidenced by a decrease in sales of 19% and 9% in the second and third quarters of 2020, respectively, as compared to the prior year periods.

We are actively managing our business through the pandemic and have enacted rigorous safety measures across our organization, including stopping non-essential business travel, increasing personal protective equipment requirements, requiring temperature checks at our sites, removing contractors from site where necessary, increasing cleaning and sanitizing measures, implementing social distancing protocols, requiring work-from-home arrangements as appropriate and reducing the amount of employees working at a site at any given time. We continue to evaluate the appropriate measures to have in place to safeguard our employees and our business and we may take further actions as government authorities require or recommend, or as we determine to be in the best interest of our employees, customers, partners and suppliers. We expect to continue these measures until we determine that COVID-19 is adequately contained at each relevant location for purposes of safeguarding our employees and our business.

We have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations due to government-ordered restrictions and shelter-in-place mandates. While we have thus far been able to identify alternative sourcing arrangements without disrupting our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause material disruptions in our raw material supply. We are proactively managing our supplier network by maintaining close contact and seeking alternative arrangements in case our primary suppliers are impacted by the COVID-19 pandemic.

We cannot currently predict the duration and severity of impacts to our business from the global economic slowdown caused by the COVID-19 pandemic. Because of this, we cannot reasonably estimate with any degree of certainty the future adverse impact the COVID-19 pandemic may have on our results of operations, financial position, or liquidity. See further discussion of the potential impact to our liquidity under "Liquidity and Capital Resources." See "Part II. Item 1A. Risk Factors" for further details of the risks that the COVID-19 pandemic may present to our business.

Recent Trends and Outlook

The COVID-19 pandemic introduced a period of decline in demand for our products across our business in the second quarter of 2020. We began to see signs of economic recovery from the COVID-19 pandemic during the third quarter across our business; however, the future impact of COVID-19 on our global demand will depend in part upon the extent to which governments continue or introduce restrictive measures to respond to COVID-19.

We also expect geopolitical events such as Brexit and ongoing trade negotiations between the U.S. and China to impact our near-term business outlook.

In our Titanium Dioxide segment, we expect near-term business trends to be driven by the following factors: (i) variability in demand for our products based on end-use application; (ii) TiO2 pricing to reflect regional supply and demand balances, increased competition in certain regions for certain of our products and our customer-tailored approach; (iii) lower cost of ore feedstocks and higher cost of energy; and (iv) additional benefit from our 2020 Business Improvement Program which includes benefits from operational cost savings and improved manufacturing efficiencies we have taken in response to the COVID-19 pandemic and our plan to align capacity at one of our German manufacturing facilities to the customers it serves.

In our Performance Additives segment, we expect near-term business trends to be driven by the following factors: (i) a soft but improving demand environment for certain products, primarily those in the automotive, coatings, and certain construction end-use applications; (ii) portfolio optimization actions; and (iii) additional benefit from our 2020 Business Improvement Program which includes benefits from cost savings and manufacturing improvements we have taken in response to the COVID-19 pandemic and our plan to align capacity at one of our German manufacturing facilities to the customers it serves.

During 2020, in response to the adverse impact of the COVID-19 pandemic, we implemented our COVID-19 response program to reduce our costs, including non-recurring personnel cost reductions and operational cost savings at our manufacturing facilities. Personnel cost management actions included a temporary reduction in salaries, changes and reductions to bonus schemes and employee furloughs, as well as reduced spending on other discretionary items.

In the fourth quarter of 2018, we commenced our $40 million, 2019 Business Improvement Program and we delivered $20 million through December 31, 2019. We currently expect to end 2020 at the full $40 million run-rate level.

During the third quarter of 2020, we announced our 2020 Business Improvement Program that will save approximately $55 million compared to 2019. This program is in addition to our 2019 Business Improvement Program and replaces our non-recurring COVID-19 cost savings initiatives delivered in 2020. We expect that this program will be fully implemented by the end of 2022.

In 2020, total capital expenditures are expected to be approximately $65 million. We do not expect any material capital expenditures relating to the transfer of our specialty and differentiated business from our Pori, Finland manufacturing site to other sites in our manufacturing network during 2020. We intend to optimize the remaining transfer of our specialty and differentiated business from our Pori, Finland TiO2 manufacturing facility, but the timing of this transfer will be elongated, due in part to the COVID-19 pandemic, and may result in a lower total expected capital outlay and a lower associated adjusted EBITDA benefit than originally estimated.

We expect our corporate and other costs will be approximately $45 million in 2020.

On August 28, 2020, we announced that funds advised by SK Capital have agreed to purchase approximately 42.5 million shares, representing just under 40% of Venator’s outstanding shares, from Huntsman for a purchase price of approximately $100 million, including a 30-month option for the sale of Huntsman’s remaining approximate 9.5 million shares it holds at $2.15 per share. While Venator is not a party to the agreement, it is cooperating in the preparation of regulatory filings necessary to complete the transaction. The transaction received prior approval under article 134 of Venator’s Articles of Association by the nonconflicted independent members of Venator’s board of directors. The transaction is subject to regulatory approvals and is expected to close near year-end.

Pursuant to the Tax Matters Agreement, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any basis step up we received in U.S. assets for tax years through December 31, 2028. We recognized a noncurrent payable to affiliates of $30 million for this payment as of September 30, 2020 and December 31, 2019. However, due to a change of control limitation on certain Venator tax assets, including tax net operating losses, upon completion of SK Capital’s acquisition of 42.5 million Venator shares from Huntsman, we expect to write off a significant portion of this liability along with any associated deferred tax assets in connection with the basis step up. Net deferred tax assets related to our U.S. business at September 30, 2020 and December 31, 2019 were $24 million and $25 million, respectively.

Results of Operations

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Revenues	$474	$526	(10%)	$1,462	$1,666	(12%)
Cost of goods sold	454	464	(2%)	1,336	1,461	(9%)
Operating expenses(4)	33	50	(34%)	121	150	(19%)
Restructuring, impairment and plant closing and transition costs	13	12	8%	25	24	4%
Operating (loss) income	(26)	—	NM	(20)	31	NM
Interest expense, net	(15)	(10)	(50%)	(37)	(31)	(19%)
Other income	5	1	400%	12	3	300%
(Loss) income before income taxes	(36)	(9)	300%	(45)	3	NM
Income tax expense	(3)	(8)	(63%)	(3)	—	NM
Net (loss) income	(39)	(17)	129%	(48)	3	NM
Reconciliation of net (loss) income to adjusted EBITDA:
Interest expense, net	15	10	50%	37	31	19%
Income tax expense	3	8	(63%)	3	—	NM
Depreciation and amortization	29	27	7%	85	82	4%
Net income attributable to noncontrolling interests	(3)	(2)	(50%)	(6)	(4)	(50%)
Other adjustments:
Business acquisition and integration expenses	—	2		1	3
(Gain) loss on disposition of business/assets	(6)	1		(4)	1
Certain legal expenses/settlements	—	2		3	3
Amortization of pension and postretirement actuarial losses	3	3		10	11
Net plant incident costs	2	4		5	17
Restructuring, impairment and plant closing and transition costs	13	12		25	24
Adjusted EBITDA(1)	$17	$50		$111	$171

Net cash used in operating activities				$—	$(36)	(100%)
Net cash used in investing activities				(43)	(101)	(57%)
Net cash provided by financing activities				195	13	1,400%
Capital expenditures				(54)	(110)	(51%)

	Three Months Ended	Three Months Ended
(Dollars in millions, except per share amounts)	September 30, 2020	September 30, 2019
Reconciliation of net loss to adjusted net (loss) income attributable to Venator Materials PLC ordinary shareholders:
Net loss	$(39)	$(17)
Net income attributable to noncontrolling interests	(3)	(2)
Other adjustments:
Business acquisition and integration adjustments	—	2
(Gain) loss on disposition of business/assets	(6)	1
Certain legal expenses/settlements	—	2
Amortization of pension and postretirement actuarial losses	3	3
Net plant incident costs	2	4
Restructuring, impairment and plant closing and transition costs	13	12
Income tax adjustments(3)	12	3
Adjusted net (loss) income attributable to Venator Materials PLC ordinary shareholders(2)	$(18)	$8

Weighted-average shares - basic	106.7	106.6
Weighted-average shares - diluted	106.7	106.6

Net loss attributable to Venator Materials PLC ordinary shareholders per share:
Basic	$(0.39)	$(0.18)
Diluted	$(0.39)	$(0.18)

Other non-GAAP measures:
Adjusted net (loss) income per share(2):
Basic	$(0.17)	$0.08
Diluted	$(0.17)	$0.08

	Nine Months Ended	Nine Months Ended
(Dollars in millions, except per share amounts)	September 30, 2020	September 30, 2019
Reconciliation of net (loss) income to adjusted net (loss) income attributable to Venator Materials PLC ordinary shareholders:
Net (loss) income	$(48)	$3
Net income attributable to noncontrolling interests	(6)	(4)
Other adjustments:
Business acquisition and integration expenses	1	3
(Gain) loss on disposition of business/assets	(4)	1
Certain legal expenses/settlements	3	3
Amortization of pension and postretirement actuarial losses	10	11
Net plant incident costs	5	17
Restructuring, impairment and plant closing and transition costs	25	24
Income tax adjustments(3)	$5	$(22)
Adjusted net (loss) income attributable to Venator Materials PLC ordinary shareholders(2)	$(9)	$36

Weighted-average shares - basic	106.7	106.5
Weighted-average shares - diluted	106.7	106.5

Net loss attributable to Venator Materials PLC ordinary shareholders per share:
Basic	(0.51)	(0.01)
Diluted	(0.51)	(0.01)

Other non-GAAP measures:
Adjusted net (loss) income per share(2):
Basic	(0.08)	0.34
Diluted	(0.08)	0.34

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

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

For the three months ended September 30, 2020, net loss was $39 million on revenues of $474 million, compared with net loss of $17 million on revenues of $526 million for the same period in 2019. The increase in net loss of $22 million was the result of the following items:

•Revenues for the three months ended September 30, 2020 decreased by $52 million, or 10%, as compared with the same period in 2019. The decrease was due to a $53 million decrease in revenue in our Titanium Dioxide segment partially offset by a $1 million increase in revenue in our Performance Additives segment. See "—Segment Analysis" below.

•Our operating expenses for the three months ended September 30, 2020 decreased by $17 million, or 34%, as compared with the same period in 2019, primarily related to a $7 million decrease selling, general and administrative costs primarily due to cost savings from our COVID-19 response program, a $6 million gain on the sale of our property in Umbogintwini, South Africa during the quarter, and a $2 million benefit from the favorable impact of foreign exchange rates.

•Restructuring, impairment and plant closing and transition costs for the three months ended September 30, 2020 increased to $13 million from $12 million for the same period in 2019. For more information concerning restructuring and plant closing activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax expense for the three months ended September 30, 2020 was $3 million compared to $8 million for the same period in 2019. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	September 30,
(Dollars in millions)	2020	2019
Revenues
Titanium Dioxide	$343	$396	(13%)
Performance Additives	131	130	1%
Total	$474	$526	(10%)
Adjusted EBITDA
Titanium Dioxide	$21	$51	(59%)
Performance Additives	5	13	(62%)
	26	64	(59%)
Corporate and other	(9)	(14)	36%
Total	$17	$50	(66%)

	Three Months Ended September 30, 2020 vs. 2019
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(2%)	2%	(2%)	(11%)
Performance Additives	2%	1%	2%	(4%)

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $343 million for the three months ended September 30, 2020, a decrease of $53 million, or 13%, compared to the same period in 2019. The decrease was primarily due to an 11% decline in TiO2 sales volumes, a 2% decrease in average local currency selling prices and a 2% unfavorable impact due to Mix and Other, partially offset by a 2% favorable impact from foreign currency translation. TiO2 sales volumes declined across all product categories and regions, most notably in Europe, primarily due to lower demand as a result of the impact of COVID-19 and in North America due to the impact of Hurricane Laura.

Adjusted EBITDA for the Titanium Dioxide segment was $21 million for the three months ended September 30, 2020, a decrease of $30 million compared to the same period in 2019. The decrease was primarily attributable to lower revenue and lower plant utilization resulting in higher production costs of approximately $18 million compared to the third quarter of 2019. The comparison was also impacted by a benefit in the third quarter of 2019 due to a change in plant utilization rates. These unfavorable impacts on our adjusted EBITDA were partially offset by benefits from our 2020 Business Improvement Program and non-recurring benefits from our COVID-19 response program.

Performance Additives

The Performance Additives segment generated revenues of $131 million for the three months ended September 30, 2020, an increase of $1 million, or 1%, compared to the same period in 2019. The increase was primarily attributable to a 2% increase in the average local currency selling price, a 2% favorable impact of Mix and Other and a 1% favorable impact of foreign currency translation, partially offset by a 4% decrease in sales volumes. The decline in sales volumes was primarily a result of lower demand in our functional additives businesses due to the impact of the COVID-19 pandemic. The average selling price increased primarily as a result of favorable mix within our color pigments and timber treatment businesses while the favorable impact of Mix and Other reflects higher sales of timber treatment products.

Adjusted EBITDA for the Performance Additives segment was $5 million for the three months ended September 30, 2020, a decrease of $8 million compared to the same period in 2019. The decrease was primarily attributable to lower plant utilization in our functional additives business resulting in higher production costs of approximately $5 million compared to the third quarter of 2019. The comparison was also impacted by a benefit in the third quarter of 2019 due to a change in plant utilization rates, and a non-recurring benefit included in operating income in 2019 related to finalization of asset retirement obligations, partially offset by benefits from our 2020 Business Improvement Program and non-recurring benefits from our COVID-19 response program.

Corporate and other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $9 million in the three months ended September 30, 2020, or $5 million lower compared to the same period in

2019. This was primarily cost savings from actions taken in response to the COVID-19 pandemic and a favorable variance in foreign exchange rates compared to the prior year.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, net loss was $48 million on revenues of $1,462 million, compared with net income of $3 million on revenues of $1,666 million for the same period in 2019. The decrease of $51 million in net income was the result of the following items:

•Revenues for the nine months ended September 30, 2020 decreased by $204 million, or 12%, as compared with the same period in 2019. The decrease was due to a $177 million, or 14%, decline in revenue in our Titanium Dioxide segment and a $27 million, or 7%, decline in revenue in our Performance Additives segment. See “—Segment Analysis” below.

•Our operating expenses for the nine months ended September 30, 2020 decreased by $29 million, or 19%, as compared with the same period in 2019, primarily related to a $21 million savings from selling, general and administrative expense due to cost savings from our COVID-19 response program, and a $6 million gain on the sale of our property in Umbogintwini, South Africa during the quarter.

•Restructuring, impairment and plant closing and transition costs for the nine months ended September 30, 2020 was $25 million compared to $24 million for the same period in 2019. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax expense for the nine months ended September 30, 2020 was $3 million compared to nil for the same period in 2019. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Nine Months Ended		Percent Change Favorable (Unfavorable)
	September 30,
(Dollars in millions)	2020	2019
Revenues
Titanium Dioxide	$1,083	$1,260	(14%)
Performance Additives	379	406	(7%)
Total	$1,462	$1,666	(12%)
Segment adjusted EBITDA
Titanium Dioxide	$102	$167	(39%)
Performance Additives	40	44	(9%)
	142	211	(33%)
Corporate and other	(31)	(40)	23%
Total	$111	$171	(35%)

	Nine Months Ended September 30, 2020 vs. 2019
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(2%)	—%	(1%)	(11%)
Performance Additives	2%	(1%)	—%	(8%)

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $1,083 million for the nine months ended September 30, 2020, a decrease of $177 million, or 14%, compared to the same period in 2019. The decrease was primarily attributable to an 11% decline in TiO2 sales volumes, a 2% decrease in the average TiO2 selling price, and a 1% unfavorable impact due to Mix and Other. The decline in TiO2 sales volumes was primarily a result of the impact of the COVID-19 pandemic on demand in the second and third quarters of 2020 and as a result of the impact of Hurricane Laura in the third quarter of 2020. The decline in demand was broadly across all regions and for functional, differentiated and specialty TiO2 products, and partially offset by higher demand for new products and for plastics applications.

Adjusted EBITDA for the Titanium Dioxide segment was $102 million for the nine months ended September 30, 2020, a decrease of $65 million, or 39%, compared to the same period in 2019. The decrease was primarily attributable to lower revenue, lower plant utilization resulting in higher production costs of approximately $12 million compared to the third quarter of 2019, higher ore costs, and the impact of a benefit in the third quarter of 2019 due to a change in plant utilization rates. These unfavorable impacts on our adjusted EBITDA were partially offset by benefits from our Business Improvement Programs and non-recurring benefits from our COVID-19 response program.

Performance Additives

The Performance Additives segment generated revenue of $379 million for the nine months ended September 30, 2020, a decline of $27 million, or 7%, compared to the same period in 2019. The decline was primarily due to an 8% decrease in sales volumes and a 1% unfavorable impact of foreign currency translation, partially offset by a 2% increase in the average local currency selling price. The decline in sales volumes was primarily a result of lower demand for color pigments and functional additives products due to the impact of COVID-19 on demand for construction, coatings and automotive end-use applications. The average selling price increased primarily as a result of favorable mix within our color pigments and timber treatment businesses.

Adjusted EBITDA in the Performance Additives segment was $40 million, a decrease of $4 million, or 9%, for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily attributable to a decrease in sales, lower plant utilization resulting in higher production costs in our functional additives business of approximately $7 million compared to the third quarter of 2019, and the impact of non-recurring benefits in the third quarter of 2019, partially offset by benefits from our Business Improvement Programs, and non-recurring benefits from our COVID-19 response program.

Corporate and other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $31 million, or $9 million lower for the nine months ended September 30, 2020 than the same period in 2019. This was primarily a result of savings related to actions taken in response to the COVID-19 pandemic and the favorable impact of foreign exchange rates.

Liquidity and Capital Resources

We had cash and cash equivalents of $208 million and $55 million as of September 30, 2020 and December 31, 2019, respectively. We have an ABL Facility with an available aggregate principal amount of up to $350 million. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation fluctuates and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of September 30, 2020 is approximately $291 million, of which $264 million is available to be drawn.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential adverse financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to improve cash flow and ensure adequate liquidity, which we believe will help us emerge from this environment a stronger and more resilient company. Such measures include our COVID-19 response program, our 2020 Business Improvement Program, managing our production network to align with customer demand, managing our inventories and reducing planned capital expenditures. In addition, various governments in the countries and localities in which we operate have established economic relief and stimulus programs to support their economies during the COVID-19 pandemic. We are participating in certain smaller-value programs and we continue to assess the potential for the impact that other programs may have on our liquidity as they become available. We may also seek to take advantage of opportunities to raise or refinance capital through debt financing, and may, from time to time, discuss such opportunities with potential lenders or investors.

On May 22, 2020, we completed an offering of $225 million in aggregate principal amount of Senior Secured Notes due on July 1, 2025 at 98% of their face value. The Senior Secured Notes are obligations of our wholly owned subsidiaries, Venator Finance S.à r.l. and Venator Materials LLC and bear interest of 9.5% per year payable semi-annually in arrears. The Senior Secured Notes are guaranteed on a senior secured basis by Venator and each of Venator's restricted subsidiaries (other than the Issuers and certain other excluded subsidiaries) that is a guarantor under Venator's Term Loan Facility and ABL Facility. The Senior Secured Notes are secured on a first-priority basis by liens on all of the assets that secure the Term Loan Facility on a first-priority basis and are secured on a second-priority basis in all inventory, accounts receivable, deposit accounts, securities accounts, certain related assets and other current assets that secure the ABL Facility on a first-priority basis and the Term Loan Facility on a second-priority basis, in each case, other than certain excluded assets. Upon the occurrence of certain change of control events, holders of the Venator Senior Secured Notes will have the right to require that the Issuers purchase all or a portion of such holder’s Senior Secured Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Items Impacting Short-Term and Long-Term Liquidity

Our liquidity can be significantly impacted by various factors in addition to those described below. The following matters had, or are expected to have, a significant impact on our liquidity:

•Cash invested in our accounts receivable and inventory, net of accounts payable, as reflected in our unaudited condensed consolidated statements of cash flows decreased by $67 million for the nine months ended September 30, 2020 as compared to the same period in the prior year. We expect our working capital to be a source of liquidity in 2020 as we take measures to respond to the impact of the COVID-19 pandemic, which are incremental to efforts already in place, including managing our production network and inventory levels to align with customer demand.

•We expect to spend approximately $65 million on capital expenditures during 2020, which reflects a decrease from the expected 2020 capital expenditures of $80 million to $90 million reported in the fourth quarter of 2019, primarily as a result of actions we expect to take to preserve liquidity in response to the impact of the COVID-19 pandemic.

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

•During the nine months ended September 30, 2020, we made contributions to our pension and postretirement benefit plans of $23 million. During the remainder of 2020, we expect to contribute an additional amount of approximately $19 million to these plans.

•We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2020, we had $10 million of accrued restructuring costs of which $4 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $6 million, none of which are for noncash charges, and pay approximately $6 million through the remainder of 2020. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•During 2020, in response to the adverse impact of the COVID-19 pandemic, we implemented our COVID-19 response program to reduce our costs, including non-recurring personnel cost reductions and operational cost savings at our manufacturing facilities. Personnel cost management actions included a temporary reduction in salaries, changes and reductions to bonus schemes and employee furloughs, as well as reduced spending on other discretionary items. We realized approximately $23 million of non-recurring savings from our COVID-19 response program in 2020 which will be replaced by savings from our 2020 Business Improvement Program.

•During the third quarter of 2020, we announced our 2020 Business Improvement Program that will save approximately $55 million compared to 2019. This program is in addition to our 2019 Business Improvement Program and replaces our non-recurring COVID-19 cost savings initiatives delivered in 2020. We expect that this program will be fully implemented by the end of 2022.

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

•We have $945 million in debt outstanding under our $359 million Term Loan Facility, $215 million of 9.5% Senior Secured Notes due 2025 and $371 million of 5.75% Senior Unsecured Notes due 2025. Through September 30, 2020, we are in compliance with all applicable financial covenants included in the terms of our Senior Credit Facility, Senior Secured Notes and Senior Unsecured Notes. In July 2017, the U.K.'s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. We are currently evaluating the potential effect of the eventual replacement of LIBOR on our financial statements. Accounting guidance has been recently issued to ease the transition to alternative reference rates from a financial reporting perspective. See "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements. See further discussion under "Financing Arrangements."

As of September 30, 2020 and December 31, 2019, we had $7 million and $13 million, respectively, classified as current portion of debt.

As of September 30, 2020 and December 31, 2019, we had $11 million and $16 million, respectively, of cash and cash equivalents held outside of the U.S. and Europe, including our variable interest entities. As of September 30, 2020, our non-U.K. subsidiaries have no plan to distribute funds in a manner that would cause them to be subject to U.K., or other local country taxation. In the first quarter of 2019, a non-U.K. subsidiary distributed $12 million to a U.K. subsidiary subject to a 5% withholding tax.

Cash Flows for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net cash used in operating activities was nil for the nine months ended September 30, 2020, compared to $36 million for the nine months ended September 30, 2019. The favorable variance in net cash used in operating activities for the nine months ended September 30, 2020 compared with the same period in 2019 was primarily attributable to a $74 million favorable variance in operating assets and liabilities and a $9 million favorable variance in noncash restructuring and impairment charges for 2020 as compared with the same period in 2019, partially offset by a $51 million decrease in net income as described in "—Results of Operations" above.

Net cash used in investing activities was $43 million for the nine months ended September 30, 2020, compared to $101 million for the nine months ended September 30, 2019. The decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures of $56 million.

Net cash provided by financing activities was $195 million for the nine months ended September 30, 2020, compared to $13 million for the nine months ended September 30, 2019. The increase in net cash provided by financing activities for the nine months ended September 30, 2020 compared with the same period in 2019 was primarily attributable to $221 million of proceeds from issuance of long-term debt, partially offset by a $16 million decrease in net borrowings under notes payable and a $15 million decrease in proceeds from the termination of cross currency swap contracts received in 2019.

Changes in Financial Condition

The following information summarizes our working capital as of September 30, 2020 and December 31, 2019:

(Dollars in millions)	September 30, 2020	December 31, 2019	Increase (Decrease)	Percent Change
Cash and cash equivalents	$208	$55	$153	278%
Accounts receivable, net	306	321	(15)	(5%)
Inventories	438	513	(75)	(15%)
Prepaid expenses	25	21	4	19%
Other current assets	52	67	(15)	(22%)
Total current assets	$1,029	$977	$52	5%
Accounts payable	212	334	(122)	(37%)
Accounts payable to affiliates	3	17	(14)	(82%)
Accrued liabilities	99	116	(17)	(15%)
Current operating lease liability	8	8	—	—
Current portion of debt	7	13	(6)	(46%)
Total current liabilities	$329	$488	$(159)	(33%)
Working capital	$700	$489	$211	43%

Our working capital increased by $211 million as a result of the net impact of the following significant changes:

•Cash and cash equivalents increased by $153 million primarily due to inflows of $195 million provided by financing activities, and was partially offset by outflows of $43 million from investing activities as a result of a decrease in capital expenditures in the current year.
•Accounts receivable decreased by $15 million, or 5%, from December 31, 2019 to September 30, 2020. Collections on accounts receivable during 2020 have not been materially impacted by COVID-19, although we cannot currently predict the impact that the pandemic will have in future periods.
•Inventory decreased $75 million at September 30, 2020 as compared to the prior year-end, reflecting a decrease in raw materials and finished goods as a result of plant moderation during the quarter in order to manage our inventory levels to respond to reductions in customer demand during the COVID-19 pandemic.
•Accounts payable decreased by $136 million primarily as a result of $25 million less in capital accruals and due to inventory reductions during 2020.
•Accrued liabilities decreased by $17 million primarily due to a decrease in accrued compensation costs.
•Current portion of debt decreased by $6 million primarily due to net payments on notes payable during 2020.

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

The carrying value of our floating rate debt is $359 million at September 30, 2020. A hypothetical 1% increase in interest rates on our floating rate debt as of September 30, 2020, would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange, including the impact of the COVID-19 pandemic. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At September 30, 2020 and December 31, 2019, we had $63 million and $75 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

During 2020, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a loss of $1 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of September 30, 2020 and December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities. We have determined that no material changes to our internal controls over financial reporting are required in response to the measures we have taken related to the COVID-19 pandemic, including remote working arrangements for many of our employees. We are continually monitoring and assessing the impact of COVID-19 on our internal controls in an effort to ensure that our internal controls respond to any changes in our operating environment.

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

On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District Court case, making substantially the same allegations as were filed in the Dallas District Court. On July 31, 2020, Venator and the other defendants filed a motion to dismiss all claims in the New York State Court case. A decision on the motion to dismiss the claims has not been published.

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

On May 14, 2019, we commenced a lawsuit in the Delaware Superior Court against Tronox arising from Tronox's breach of its obligation to pay the break fee. We are seeking a judgment for $75 million, plus pre- and post-judgment interest, and reasonable attorneys' fees and costs. On June 17, 2019, Tronox filed an answer denying that it is obligated to pay the break fee and asserting affirmative defenses and counterclaims of approximately $400 million, alleging that we failed to negotiate the purchase of the Ashtabula complex in good faith. The parties have engaged in discovery and the preparation of expert reports. Because of the early stage of this litigation, we are unable to reasonably estimate any possible gain, loss or range of gain or loss and we have not made any accrual with regard to this matter.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" of our 2019 Form 10-K and our Forms 10-Q for the periods ended March 31, 2020 and June 30, 2020. In addition to these risk factors, the following risk factors are applicable to us:

Declines in worldwide economic conditions as a result of the COVID-19 pandemic have caused demand for our products to decrease and have adversely affected our business and we expect to continue to experience lower demand.

The COVID-19 pandemic has caused a significant global economic slowdown. Demand for our products has declined and our business has been adversely affected. Sales volumes decreased by approximately 19% in the second quarter of 2020 and 9% in the third quarter of 2020, each compared to the prior year period. Our products are used in housing, construction and "quality of life" end-use applications for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions such as the COVID-19 pandemic, and we have previously experienced significant revenue deterioration due to downturns in the global economy.

We are unable to predict the duration or severity of the current economic downturn, nor are we able to predict the timing, duration or severity of any future downturns in the chemical industry or our customers’ industries. During downturns and periods of decreasing demand, including the current downturn, our revenues are reduced, and we typically experience greater pricing pressure and shifts in product demand and mix. In particular, greater substitution of product imports from China may occur. Uncertain and volatile economic, political, public health or business conditions in any of the regions in which we operate can impact demand for our products. These conditions can cause material adverse changes in our results of operations and financial condition, including:

•a decline in demand for our products, which has an immediate impact on our revenues;
•lower utilization of our manufacturing facilities as a result of measures taken to respond to such conditions, the health and well-being of our employees, availability of goods and services necessary to operate our plant, and other factors that could influence our plant utilization, which lead to lower margins;
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

The COVID-19 pandemic has caused us to experience lower demand and we expect to experience additional adverse impacts, but we cannot predict the degree to which they will occur. For the three months ended June 30, 2020, we experienced a decline in orders across our business reflecting the economic downturn and the impact of government ordered restrictions. During the three months ended September 30, 2020, we experienced lower orders compared to the prior year for most of our businesses, reflecting the continuing impact of the pandemic. We cannot reasonably estimate with any degree of certainty the future adverse impacts the COVID-19 pandemic, including the severity or impacts of a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate, may have on our results of operations, financial position or liquidity; however, the impacts could be material. Furthermore, to remain competitive, we must invest in our infrastructure and maintain the ability to respond to any increases in demand, and our inability to respond appropriately to significant changes in demand may impact our profitability.

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

On March 11, 2020, the World Health Organization designated the COVID-19 outbreak as a global pandemic. As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have manufacturing and other operations that are important to our company in areas significantly affected by the outbreak. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. To date during the COVID-19 pandemic, our manufacturing facilities generally have been considered essential services, and while all of our facilities remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, partners and suppliers.

While governments have relaxed measures initially put in place, there remains considerable uncertainty regarding the duration of those measures currently in place and potential future measures, including with respect to a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases. Existing or future restrictions on our manufacturing, operations or employees, or similar limitations for our customers, partners and suppliers, could limit our ability to meet customer demand and could have a material adverse effect on our results of operations and financial condition. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, have resulted in higher costs and delays, which harm our profitability, and could make our products less competitive or cause our customers to seek alternative suppliers as these restrictions remain in place or become more restrictive in future periods. In addition, restrictions in certain countries could result in delays in obtaining needed approvals by governmental and regulatory authorities, including approvals for applications, renewals or extensions of waste disposal permits at our sulfate manufacturing sites.

We are actively managing our business through the pandemic. In response to the pandemic, we enacted rigorous safety measures across our organization, including stopping non-essential business travel, increasing the personal protective equipment requirements at our manufacturing sites, removing non-essential contractors from our sites, increasing cleaning and sanitizing measures, implementing social distancing protocols, requiring work-from-home arrangements as appropriate, and reducing the amount of employees working at a site at any given time. Many of these measures remain in place and we continue to evaluate the appropriate measures to have in place to safeguard our employees and our business. We may take further actions as government authorities require or recommend, or as we determine to be in the best interest of our employees, customers, partners and suppliers. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, we cannot be certain that these measures will be successful in ensuring the health of our workforce. For example, if an employee at one of our sites were to contract COVID-19, this could result in temporary closures, reduced production hours, and increased cleaning and logistical costs. Workforce disruptions of this nature could significantly impact our ability to maintain our operations and adversely affect our financial results. In addition, as a result of the pandemic and the related increase in remote working by our personnel and personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased. Further risks associated with the increase in remote working by our personnel may include a diminished ability to deter and detect any unlawful activity by our personnel, such as noncompliance with the United States Foreign Corrupt Practices Act or the U.K. Bribery Act.

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

We cannot be certain that the measures we have taken to mitigate the impact of COVID-19 will be effective nor that these measures will not have unintended consequences. For example, in response to COVID-19, we have reduced our capital expenditure budget for 2020, part of which is used on facility upgrades and maintenance. This reduction in capital expenditures could result in a decrease in reliability at our manufacturing sites. While we continue to fund capital expenditures for essential maintenance and safety matters, the reduction in capital expenditures at our facilities could result in an increased likelihood of process safety incidents or other hazards. In addition, in response to COVID-19, we have made workforce reductions and reduced working hours for many positions across the Company. We have taken steps to mitigate against increased risk as a result of these actions. However, it is possible that these actions could result in decreased effectiveness in our internal controls, which could result in significant deficiencies or material weaknesses. As the COVID-19 pandemic continues, we may experience additional adverse impacts on our results of operations, including our ability to access capital on favorable terms. Although the duration and ultimate impact of the COVID-19 pandemic is unknown at this time, the continued reduced level of economic activity or a further decline in economic conditions as a result of the COVID-19 pandemic may further materially adversely impact our business, results of operations, financial condition and liquidity. As the northern hemisphere heads into winter, additional actions by health or other governmental authorities requiring the closure of our facilities or recommending other measures could create additional negative impacts on all aspects of our business, including our employees, customers, suppliers, partners, results of operations, financial condition and liquidity.

A prolonged period of generating lower financial results and cash flows from operations as a result of the economic impacts from the COVID-19 pandemic and related measures could adversely affect our ability to maintain compliance with our financial covenants, to draw under the ABL Facility, and could also adversely affect our financial condition, including with respect to satisfying both required and voluntary pension funding requirements, and could otherwise negatively affect our ability to achieve our strategic objectives. Our debt instruments contain covenants that are usual and customary, including events of default and financial, affirmative and negative covenants. Our availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally decrease borrowing availability. In addition, the ABL Facility contains a springing financial covenant that requires the Company and its restricted subsidiaries to maintain a consolidated fixed charge coverage ratio of at least 1:1 for certain periods of time, if borrowing availability is less than a specified threshold.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical and other products. These hazards include chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. In addition, some equipment and operations at our facilities are owned or controlled by third parties who may not be fully integrated into our safety programs and over whom we are able to exercise only limited control. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers’ compensation and other matters.

As a result of and in response to the COVID-19 pandemic, we have taken a number of cost saving measures, including reducing our capital expenditures. Capital expenditures are used on facility maintenance, including EHS maintenance, among other items. This reduction in capital expenditures could result in a decrease in reliability at our manufacturing sites. While we continue to fund capital expenditures for essential maintenance and safety matters, the reduction in capital expenditures at our facilities could result in an increased likelihood of process safety incidents or other hazards to our sites, associates and surrounding communities.

We maintain property, business interruption, products liability and casualty insurance policies that we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, our loss history and other factors, our premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available to us only for reduced amounts of coverage. If an incident were to occur or we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Huntsman has agreed to sell its ownership interest to funds advised by SK Capital and SK Capital’s interests may conflict with yours.

On August 28, 2020, we announced that funds advised by SK Capital agreed to purchase approximately 42.5 million shares, representing just under 40% of our outstanding shares, from Huntsman for a purchase price of approximately $100 million, and further acquired a 30-month option for the purchase of Huntsman’s remaining approximate 9.5 million shares it holds. We are not a party to this agreement. The transaction is subject to regulatory approvals and is expected to close near year-end. If the transaction closes, SK Capital may exert significant influence over our business objectives and policies, including whether to continue as a publicly listed company, the composition of our board of directors and any action requiring the approval of our shareholders, such as the adoption of amendments to our articles of association, and the approval of mergers or a sale of substantially all of our assets. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of SK Capital and could discourage others from making tender offers, which could prevent shareholders from receiving a premium for their shares. SK Capital’s interests may conflict with your interests as a shareholder.

ITEM 6. EXHIBITS

Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	Exhibit	Filing Date
4.1	First Supplemental Indenture, dated as of August 19, 2020, by and among the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.	8-K	4.1	August 19, 2020
4.2	Second Supplemental Indenture, dated as of August 19, 2020, by and between the guarantor party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.	8-K	4.2	August 19, 2020
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page to this Quarterly Report on Form 10-Q, formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENATOR MATERIALS PLC (Registrant)

Date:	November 5, 2020	By:	/s/ Kurt D. Ogden
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Date:	November 5, 2020	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller