Form 10-Q
period 2021-03-31
Venator Materials PLC
filed 2021-05-06
CIK 1705682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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
Yes ☐ No ☑
_________________________________
As of May 4, 2021, the registrant had outstanding 107,257,606 ordinary shares, $0.001 par value per share.

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
•impacts of climate change and increasing climate change regulations;

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents(a)	$187	$220
Accounts receivable (net of allowance for doubtful accounts of $5, each)(a)	365	324
Accounts receivable from affiliates	1	—
Inventories(a)	439	440
Prepaid expenses	19	24
Other current assets	46	49
Total current assets	1,057	1,057
Property, plant and equipment, net(a)	907	947
Operating lease right-of-use assets, net(a)	36	38
Intangible assets, net(a)	16	17
Investment in unconsolidated affiliates	108	104
Deferred income taxes	30	33
Other noncurrent assets	179	161
Total assets	$2,333	$2,357
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$283	$240
Accounts payable to affiliates	20	22
Accrued liabilities(a)	100	118
Current operating lease liability(a)	8	8
Current portion of debt(a)	7	7
Total current liabilities	418	395
Long-term debt	949	950
Operating lease liability	31	33
Other noncurrent liabilities	321	338
Noncurrent payable to affiliates	17	17
Total liabilities	1,736	1,733
Commitments and contingencies (Notes 11 and 12)
Equity
Ordinary shares $0.001 par value, 200 shares authorized, each, 107 issued and outstanding, each	—	—
Additional paid-in capital	1,331	1,330
Retained deficit	(404)	(383)
Accumulated other comprehensive loss	(336)	(329)
Total Venator Materials PLC shareholders' equity	591	618
Noncontrolling interest in subsidiaries	6	6
Total equity	597	624
Total liabilities and equity	$2,333	$2,357

(a) At March 31, 2021 and December 31, 2020, the following amounts from consolidated variable interest entities are included in the respective balance sheet captions above: $5 and $3 of cash and cash equivalents; $5 each of accounts receivable, net; $3 and $2 of inventories; $3 and $4 property, plant and equipment, net; $1 each of operating lease right-of-use assets; $8 each of intangible assets, net; $2 each of accounts payable; $2 and $4 of accrued liabilities; and $2 each of current portion of debt. See "Note 5. Variable Interest Entities."

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Trade sales, services and fees, net	$553	$532
Cost of goods sold	500	471
Operating expenses:
Selling, general and administrative	39	42
Restructuring, impairment, and plant closing and transition costs	14	7
Other operating expense (income), net	5	—
Total operating expenses	58	49
Operating (loss) income	(5)	12
Interest expense	(18)	(13)
Interest income	3	3
Other income	5	4
(Loss) income before income taxes	(15)	6
Income tax (expense) benefit	(5)	2
Net (loss) income	(20)	8
Net income attributable to noncontrolling interests	(1)	(1)
Net (loss) income attributable to Venator	$(21)	$7

Per Share Data:
(Loss) earnings attributable to Venator Materials PLC ordinary shareholders, basic	$(0.20)	$0.07
(Loss) earnings attributable to Venator Materials PLC ordinary shareholders, diluted	$(0.20)	$0.07

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2021	2020
Net (loss) income	$(20)	$8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(17)	(36)
Pension and other postretirement benefits adjustments	4	3
Hedging instruments	6	10
Total other comprehensive loss, net of tax	(7)	(23)
Comprehensive loss	(27)	(15)
Comprehensive income attributable to noncontrolling interest	(1)	(1)
Comprehensive loss attributable to Venator	$(28)	$(16)

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2021	107	$—	$1,330	$(383)	$(329)	$6	$624
Net loss	—	—	—	(21)	—	1	(20)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	—	—	1	—	—	—	1
Balance, March 31, 2021	107	$—	$1,331	$(404)	$(336)	$6	$597

	Total Venator Materials PLC Equity
	Ordinary Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total
(In millions)	Shares	Amount
Balance, January 1, 2020	107	$—	$1,322	$(271)	$(385)	$7	$673
Net income	—	—	—	7	—	1	8
Other comprehensive loss, net of tax	—	—	—	—	(23)	—	(23)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Activity related to stock plans	—	—	2	—	—	—	2
Balance, March 31, 2020	107	$—	$1,324	$(264)	$(408)	$7	$659

See notes to unaudited condensed consolidated financial statements.

VENATOR MATERIALS PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in millions)	2021	2020
Operating Activities:
Net (loss) income	$(20)	$8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	31	28
Deferred income taxes	2	(3)
Noncash restructuring and impairment charges	—	1
Noncash loss on foreign currency transactions	3	1
Other, net	1	4
Changes in operating assets and liabilities:
Accounts receivable	(50)	(62)
Inventories	(7)	9
Prepaid expenses	5	4
Other current assets	2	1
Other noncurrent assets	(20)	(5)
Accounts payable	47	(20)
Accrued liabilities	(16)	(11)
Other noncurrent liabilities	7	(13)
Net cash used in operating activities	(15)	(58)
Investing Activities:
Capital expenditures	(12)	(31)
Cash received from unconsolidated affiliates	9	14
Investment in unconsolidated affiliates	(12)	(16)
Cash received from notes receivable	—	6
Net cash used in investing activities	(15)	(27)
Financing Activities:
Net proceeds from short-term debt	—	63
Net repayments on notes payable	—	(5)
Repayment of third-party debt	(1)	(1)
Dividends paid to noncontrolling interests	(1)	(1)
Net cash (used in) provided by financing activities	(2)	56
Effect of exchange rate changes on cash	(1)	(1)
Net change in cash and cash equivalents	(33)	(30)
Cash and cash equivalents at beginning of period	220	55
Cash and cash equivalents at end of period	$187	$25

Supplemental cash flow information:
Cash paid for interest excluding hedging activity	$28	$16
Cash paid for income taxes	—	—
Supplemental disclosure of noncash activities:
Capital expenditures included in accounts payable as of March 31, 2021 and 2020, respectively	$20	$28

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

Basis of Presentation

Our unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive loss, financial condition and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 for our Company.

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

COVID-19

The COVID-19 pandemic has had a significant adverse impact on our business and the markets in which we operate beginning in the first quarter of 2020. The measures implemented by governmental authorities around the world to contain the virus, including travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns, drove a decrease in demand for many of our products. We began to see recovery in the third quarter of 2020 and by the end of the first quarter of 2021 many of our product lines have returned to pre-pandemic levels of demand. However, the continued recovery depends on a variety of factors beyond our control, including the global rollout of vaccines and the possibility of resurgence of COVID-19 (including any variants) and its effects on the global economy. Because of this, we cannot reasonably estimate with any degree of certainty the future adverse impact the COVID-19 pandemic may have on our results of operations, financial position, or liquidity.

Note 2. Recently Issued Accounting Pronouncements

Accounting Pronouncements Pending Adoption in Future Periods

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU temporarily simplify the accounting for contract modifications, including hedging relationships, due to the transition from London Interbank Offering Rate ("LIBOR") and other interbank offered rates to alternative reference interest rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarifying guidance to ASU 2020-04. Under ASU No. 2021-01, entities can elect not to remeasure contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. These ASUs were effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates on our financial statements.

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

The following table disaggregates our revenues by major geographical region for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
Europe	$214	$54	$268	$206	$50	$256
North America	74	49	123	76	57	133
Asia	83	24	107	77	20	97
Other	43	12	55	43	3	46
Total Revenues	$414	$139	$553	$402	$130	$532

The following table disaggregates our revenues by major product line for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Titanium Dioxide	Performance Additives	Total	Titanium Dioxide	Performance Additives	Total
TiO2	$414	$—	$414	$402	$—	$402
Color Pigments	—	67	67	—	62	62
Functional Additives	—	35	35	—	33	33
Timber Treatment	—	31	31	—	29	29
Water Treatment	—	6	6	—	6	6
Total Revenues	$414	$139	$553	$402	$130	$532

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

Note 4. Inventories

Inventories are stated at the lower of cost or market, with cost determined using first-in, first-out and average cost methods for different components of inventory. Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials and supplies	$151	$137
Work in process	51	51
Finished goods	237	252
Total	$439	$440

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

•Viance, LLC ("Viance") is our 50%-owned joint venture with International Flavors & Fragrances Inc. Viance markets timber treatment products for Venator. We have determined that the activity that most significantly impacts Viance’s economic performance is manufacturing. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf. As a result, we concluded that we are the primary beneficiary.

Creditors of these entities have no recourse to Venator’s general credit. As the primary beneficiary of these variable interest entities at March 31, 2021, the joint ventures’ assets, liabilities and results of operations are included in Venator’s unaudited condensed consolidated financial statements.

The revenues, income before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Revenues	$25	$23
Income before income taxes	2	2
Net cash provided by operating activities	4	3

Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs

Venator has initiated various restructuring programs in an effort to reduce operating costs and maximize operating efficiency.

Restructuring Activities

Company-wide Restructuring

In December 2020, we implemented a plan to decommission certain existing equipment in a section of our Duisburg, Germany manufacturing site. As part of the program, we recorded restructuring expense of $11 million for the three months ended March 31, 2021 all of which is related to employee benefits. We expect to incur additional cash charges of approximately $10 million through the end of 2022, of which $3 million relates to plant shut down costs and $7 million relates to other employee costs. We expect $8 million of these future costs will relate to the Titanium Dioxide segment and $2 million will relate to the Performance Additives segment.

Titanium Dioxide Segment

In March 2017, we implemented a plan to close the white-end finishing and packaging operation of our titanium dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 closure of the black-end manufacturing operations and would result in the closure of the entire facility. As part of the program, we recorded restructuring expense of $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively, all of which related to plant shutdown costs. We expect to incur additional cash plant shutdown costs for our Calais, France facility of approximately $13 million through 2023.

In September 2018, we implemented a plan to close our Pori, Finland titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of $2 million for the three months ended March 31, 2021, of which $1 million related to other employee costs and $1 million related to plant shutdown costs. This restructuring expense consists of $2 million of cash expense. We recorded a restructuring expense related to our Pori facility of $4 million for the three months ended March 31, 2020, of which $1 million was related to accelerated depreciation, $1 million related to employee benefits, and $2 million related to plant shutdown costs. This restructuring expense consisted of $3 million of cash expense and a noncash expense of $1 million. We expect to incur additional charges related to our Pori facility of approximately $80 million through the end of 2024, of which $6 million relates to accelerated depreciation, $71 million relates to plant shut down costs, $1 million relates to other employee costs and $2 million relates to the write off of other assets. Future charges consist of $8 million of noncash costs and $72 million of cash costs.

Accrued Restructuring and Plant Closing and Transition Costs

As of March 31, 2021 and December 31, 2020, accrued restructuring and plant closing and transition costs by type of cost and year of initiative consisted of the following:

	Workforce reductions(1)	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2020	$18	$1	$19
2021 charges for 2017 and prior initiatives	—	1	1
2021 charges for 2018 initiatives	1	1	2
2021 charges for 2020 initiatives	10	1	11
2021 payments for 2017 and prior initiatives	(1)	(1)	(2)
2021 payments for 2018 initiatives	(1)	(1)	(2)
2021 payments for 2020 initiatives	—	(1)	(1)
Foreign currency effect on liability balance	(1)	—	(1)
Accrued liabilities as of March 31, 2021	$26	$1	$27

(1)The total workforce reduction reserves of $26 million relate to the termination of 207 positions, of which 3 positions have been terminated but require future payment as of March 31, 2021.
(2)Accrued liabilities remaining at March 31, 2021 and December 31, 2020 by year of initiatives were as follows:

	March 31, 2021	December 31, 2020
2017 initiatives and prior	$3	$4
2018 initiatives	5	5
2019 initiatives	—	—
2020 initiatives	19	10
Total	$27	$19

Details with respect to our reserves for restructuring, impairment and plant closing and transition costs are provided below by segment and initiative:

	Titanium Dioxide	Performance Additives	Total
Accrued liabilities as of December 31, 2020	$18	$1	$19
2021 charges for 2017 and prior initiatives	1	—	1
2021 charges for 2018 initiatives	2	—	2
2021 charges for 2020 initiatives	10	1	11
2021 payments for 2017 and prior initiatives	(2)	—	(2)
2021 payments for 2018 initiatives	(2)	—	(2)
2021 payments for 2020 initiatives	(1)	—	(1)
Foreign currency effect on liability balance	(1)	—	(1)
Accrued liabilities as of March 31, 2021	$25	$2	$27
Current portion of restructuring reserves	$17	$2	$19
Long-term portion of restructuring reserve	$8	$—	$8

Restructuring, Impairment and Plant Closing and Transition Costs

Details with respect to major cost type of restructuring charges and impairment of assets for the three months ended March 31, 2021 and 2020 by initiative are provided below:

	Three months ended March 31,
	2021	2020
Cash charges	$14	$6
Accelerated depreciation	—	1
Total Restructuring, Impairment and Plant Closing and Transition Costs	$14	$7

Note 7. Debt

Outstanding debt, excluding finance leases and net of unamortized discount and issuance costs of $25 million as of March 31, 2021 and December 31, 2020, each, consisted of the following:

	March 31, 2021	December 31, 2020
Term Loan Facility due August 2024	$358	$359
Senior Secured Notes due July 2025	215	215
Senior Unsecured Notes due July 2025	372	372
Other	2	1
Total debt	947	947
Less: short-term debt and current portion of long-term debt	6	6
Long-term debt	$941	$941

The estimated fair value of the Term Loan Facility was $358 million as of March 31, 2021 and December 31, 2020, each. The estimated fair value of the Senior Secured Notes was $251 million and $247 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of the Senior Unsecured Notes was $365 million and $354 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair values of the Term Loan Facility, Senior Secured Notes and Senior Unsecured Notes are based upon quoted market prices (Level 1).

The aggregate principal outstanding under our ABL Facility was nil as of March 31, 2021 and December 31, 2020, each.

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

Letters of Credit
As of March 31, 2021 we had $76 million of issued and outstanding letters of credit and bank guarantees to third parties. Of this amount, $41 million were issued by various banks on an unsecured basis with the remaining $35 million issued from our secured ABL Facility.

Note 8. Derivative Instruments and Hedging Activities

To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of certain foreign currency transactions. We do not use derivative financial instruments for trading or speculative purposes.

Cross-Currency Swaps

In August 2019, we entered into three cross-currency interest rate swaps which notionally exchanged $200 million at a fixed rate of 5.75% for €181 million on which a weighted average rate of 3.73% is payable. The cross-currency swaps have been designated as cash flow hedges of a fixed rate U.S. Dollar intercompany loan and the economic effect is to eliminate uncertainty on the U.S. Dollar cash flows. The cross-currency swaps are set to mature in July 2024, which is the best estimate of the repayment date on the intercompany loan.

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

The changes in the fair value of the swaps are deferred in other comprehensive income and subsequently recognized in other income in the unaudited condensed consolidated statement of operations when the hedged item impacts earnings. Cash flows related to our cross-currency swap that relate to our periodic interest settlement will be classified as operating activities and the cash flows that relates to principal balances will be designated as financing activities. The fair value of these hedges were liabilities of $8 million and $14 million at March 31, 2021 and December 31, 2020, respectively, and are recorded as other noncurrent liabilities on our unaudited condensed consolidated balance sheets. We estimate the fair values of our cross-currency swaps by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, credit default swap rates and cross-currency basis swap spreads. The cross-currency swap has been classified as Level 2 because the fair value is based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

For the three months ended March 31, 2021 and 2020, the change in accumulated other comprehensive loss associated with these cash flow hedging activities was a gain of $6 million and $11 million, respectively. As of March 31, 2021, we do not expect to reclassify any accumulated other comprehensive loss to earnings during the next twelve months. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We continually monitor our position and the credit rating of our counterparties, and we do not anticipate nonperformance by the counterparties.

Forward Currency Contracts Not Designated as Hedges

We transact business in various foreign currencies and we enter into currency forward contracts to offset the risks associated with foreign currency exposure. At March 31, 2021 and December 31, 2020, we had $73 million and $77 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month. The contracts are valued using observable market rates (Level 2).

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

We recorded income tax expense of $5 million and income tax benefit $2 million for the three months ended March 31, 2021 and 2020, respectively. Our tax expense is significantly affected by the mix of income and losses in tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Pursuant to the tax matters agreement entered into at the time of the separation, we are required to make a future payment to Huntsman for any actual U.S. federal income tax savings we recognize as a result of any such basis increase for tax years through December 31, 2028. For the year ended December 31, 2019, we estimated that the aggregate future payments required by this provision were expected to be approximately $30 million and we recognized a noncurrent liability for this amount as of December 31, 2019. Due to a decrease in the expectation of future payments as a result of the Internal Revenue Code Section 382 change of control limitation, resulting from SK Capital's acquisition of Venator shares, our total liability as of March 31, 2021 and December 31, 2020, was $20 million the current portion of which is $3 million and is included within accounts payable to affiliates on our balance sheets. Any subsequent adjustment asserted by U.S. taxing authorities could change the amount of gain recognized with a corresponding basis and liability adjustment for us under the tax matters agreement.

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

Basic and diluted earnings per share are determined using the following information:

	Three months ended March 31,
	2021	2020
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Venator Materials PLC ordinary shareholders	$(21)	$7
Basic and diluted income from discontinued operations:
Income from discontinued operations attributable to Venator Materials PLC ordinary shareholders	$—	$—
Basic and diluted net income:
Net income (loss) attributable to Venator Materials PLC ordinary shareholders	$(21)	$7
Denominator:
Weighted average shares outstanding	107.1	106.7
Potential dilutive impact of share-based awards(1)	0.6	—

(1)The potentially dilutive impact of share-based awards was excluded from the calculation of net loss per share for the three months ended March 31, 2921 because there is an anti-dilutive effect as we are in a net loss position.

For the three months ended March 31, 2021, the number of anti-dilutive employee share-based awards excluded from the computation of diluted earnings per share was 1 million. For the three months ended March 31, 2020, the number of anti-dilutive employee share-based awards excluded from the computation of dilutive earnings per share was 3 million.

Note 11. Commitments and Contingencies

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
On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District Court case, making substantially the same allegations as were filed in the Dallas District Court. On July 31, 2020, Venator and the other defendants filed a motion to dismiss all claims in the New York State Court case. On March 22, 2021, the New York State Court entered an order dismissing the individual claims of plaintiffs with prejudice as time-barred, and without prejudice to the rights of the putative class. On April 22, 2021, plaintiffs filed a notice of appeal regarding the dismissal by the New York State Court.
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
Neste Engineering Services Matter
We are party to an arbitration proceeding initiated by Neste Engineering Services Oy (“NES”) on December 19, 2018 for payment of invoices allegedly due of approximately €14 million in connection with the delivery of services by NES to the Company in respect of the Pori site rebuild project. While we have fully accrued for the value of these invoices, we are contesting their validity and filed counterclaims against NES on March 8, 2019. In the arbitration proceeding, our defense and counterclaim were filed on April 17, 2020. NES filed its reply and defense to counterclaim on September 18, 2020. Venator filed its rejoinder on December 20, 2020 and NES filed its rejoinder to reply to defense and counterclaim on February 19, 2021. A hearing during which the arbitration panel will hear the parties’ respective fact witnesses and arguments is scheduled to take place during the fourth quarter of 2021.
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

In their request, Gasum estimated that the monetary value of declaratory relief to be approximately €27 million should we close the Pori facility by the end of 2022. Following a case management conference, a procedural order was issued on August 19, 2020. Gasum served their statement of claim on September 11, 2020 and we served our statement of defense on November 27, 2020. The discovery phase has been completed. Gasum filed its Statement of Reply in March 2021 and Venator filed its Statement of Rejoinder in April 2021. Because of the early stage of this proceeding, we are unable to reasonably estimate any possible loss or range of loss and we have not accrued for a loss contingency with regard to this matter.

Note 12. Environmental, Health and Safety Matters

Environmental, Health and Safety Capital Expenditures
We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2021 and March 31, 2020, our capital expenditures for EHS matters totaled $2 million and $6 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws. A number of our EHS capital expenditures will be subject to extended timelines as a result of the COVID-19 pandemic. Changes to timelines may be related to regulatory orders or guidelines that cause suppliers or contractors to cease or slow down operational activities, including as a result of changes to social distancing rules, among other factors. The impacts may vary significantly between different jurisdictions.
Environmental Liabilities
We accrue liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology, and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. As of March 31, 2021 and December 31, 2020, we had environmental reserves of $8 million, each.
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
Recent developments in climate change related policy and regulations include the Green Deal in the EU; mandatory Task Force on Climate-Related Financial Disclosures (“TCFD”) disclosures in the UK and the UK commitment to becoming carbon neutral by 2050. Other nations have made or indicated a desire to make similar policy changes and commitments, including the United States. These changes could affect us in a number of ways including potential requirements to decarbonize manufacturing processes and increased costs of greenhouse gas allowances. We are currently monitoring these developments closely while investigating appropriate climate change strategies to enable us to comply with the new regulations and conform to new disclosure requirements, including TCFD. We expect that our facilities will be subject to additional regulation related to climate change and climate change itself may also have some impact on our operations. However, these impacts are currently uncertain and we cannot predict the nature and scope of these impacts.
Pori Remediation
In connection with our previously announced intention to close our TiO2 manufacturing facility in Pori, Finland, we expect to incur environmental costs related to the cleanup of the facility upon its eventual closure, including remediation and closure costs. While we do not currently have enough information to be able to estimate the range of potential costs for the closure of this facility, the environmental assessment and related discussions with the Finnish environmental authorities are ongoing, and these costs could be material to our unaudited condensed consolidated financial statements.
Harrisburg Remediation
We are engaged in source removal and groundwater remediation at our facility in Harrisburg, NC, under a corrective action plan agreed with the North Carolina Department of Environmental Quality. The agreed interim corrective measures include the removal of a settlement lagoon and the relining of lagoons and containment areas prior to risk based remediation of groundwater. We have environmental reserves of $2 million for this remediation obligation however the risk-based remediation of the groundwater following the remediation of the lagoons and containment areas cannot be reliably estimated at this stage, and these costs could be material to our unaudited condensed consolidated financial statements.
Calais Remediation
Following the closure of our manufacturing facility in Calais, France we are engaged in a site assessment and a remediation assessment. The risk-based targets for remediation and the extent of any required remediation are yet to be agreed with regulators and cannot be reliably estimated, but these costs could be material to our unaudited condensed consolidated financial statements.
Duisburg Remediation
We are engaged in the assessment of metal contaminants in the groundwater and the hydrogeological nature of the groundwater beneath our Duisburg, Germany facility to determine if a risk of contamination exists. Any remediation has not been demonstrated to be required and is not reliably estimable at this stage and will require further technical assessment and regulatory agreement, but these costs could be material to our unaudited condensed consolidated financial statements.

Note 13. Other Comprehensive Loss

Other comprehensive income consisted of the following:

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments net of tax(b)	Other comprehensive income of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2021	$(19)	$(306)	$(5)	$1	$(329)	$—	$(329)
Other comprehensive income (loss) before reclassifications, gross	(17)	1	—	6	(10)	—	(10)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	3	—	—	3	—	3
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	(17)	4	—	6	(7)	—	(7)
Ending balance, March 31, 2021	$(36)	$(302)	$(5)	$7	$(336)	$—	$(336)

	Foreign currency translation adjustment(d)	Pension and other postretirement benefits adjustments net of tax(e)	Other comprehensive income of unconsolidated affiliates	Hedging Instruments	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Venator
Beginning balance, January 1, 2020	$(97)	$(295)	$(5)	$12	$(385)	$—	$(385)
Other comprehensive (loss) income before reclassifications, gross	(36)	—	—	11	(25)	—	(25)
Tax expense	—	—	—	(1)	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	3	—	—	3	—	3
Tax expense	—	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	3	—	10	(23)	—	(23)
Ending balance, March 31, 2020	$(133)	$(292)	$(5)	$22	$(408)	$—	$(408)

(a)Amounts are net of tax of nil as of March 31, 2021 and January 1, 2021, each.
(b)Amounts are net of tax of $50 million as of March 31, 2021 and January 1, 2021, each.
(c)See table below for details about the amounts reclassified from accumulated other comprehensive loss.
(d)Amounts are net of tax of nil as of March 31, 2020 and January 1, 2020, each.
(e)Amounts are net of tax of $50 million as of March 31, 2020 and January 1, 2020, each.

	Three months ended March 31,		Affected line item in the statement where net income is presented
	2021	2020
Details about Accumulated Other Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Actuarial loss	$3	$3	Other income
Prior service credit	—	—	Other income
Total before tax	3	3
Income tax expense	—	—	Income tax benefit (expense)
Total reclassifications for the period, net of tax	$3	$3

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The revenues and adjusted EBITDA for each of the two reportable operating segments are as follows:

	Three months ended March 31,
	2021	2020
Revenues:
Titanium Dioxide	$414	$402
Performance Additives	139	130
Total	$553	$532
Adjusted EBITDA(1)
Titanium Dioxide	$40	$46
Performance Additives	23	22
	63	68
Corporate and other	(14)	(11)
Total	49	57
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense	(18)	(13)
Interest income	3	3
Income tax benefit (expense)	(5)	2
Depreciation and amortization	(31)	(28)
Net income attributable to noncontrolling interests	1	1
Other adjustments:
Business acquisition and integration expenses	—	(1)
Loss on disposition of business/assets	—	(2)
Certain legal expenses/settlements	(1)	—
Amortization of pension and postretirement actuarial losses	(3)	(3)
Net plant incident costs	(1)	(1)
Restructuring, impairment and plant closing and transition costs	(14)	(7)
Net (loss) income	$(20)	$8

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

Recent Trends and Outlook

The COVID-19 pandemic has had a significant adverse impact on our business and the markets in which we operate beginning in the first quarter of 2020. The measures implemented by governmental authorities around the world to contain the virus, including travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns, drove a decrease in demand for many of our products. We began to see recovery in the third quarter of 2020 and by the end of the first quarter of 2021 many of our product lines had returned to pre-pandemic levels of demand.

We have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic and have been able to identify alternative sourcing in those cases where our suppliers' operations were impacted by the pandemic. While we expect supply chain and logistical challenges to continue to stabilize throughout 2021, we are proactively managing our supplier network by maintaining close contact and seeking alternative arrangements in case we experience a resurgence in the impacts of the COVID-19 pandemic.

We have manufacturing and other operations that are important to our company in areas that remain affected by the outbreak, particularly in Europe, which is our largest market and in which we have important manufacturing facilities, and we continue to take measures to respond to the impacts of the pandemic. We continue to actively manage our business and have enacted rigorous safety measures across our organization in response to the COVID-19 pandemic, including stopping non-essential business travel, increasing personal protective equipment requirements at our manufacturing sites, removing non-essential contractors from our sites, increasing cleaning and sanitizing measures, implementing social distancing protocols, requiring work-from-home arrangements as appropriate and reducing the amount of employees working at a site at any given time. We continue to evaluate the appropriate measures to have in place to safeguard our employees and our business and we may take further actions as government authorities require or recommend, or as we determine to be in the best interest of our employees, customers, partners and suppliers.

We anticipate continued recovery throughout 2021 as COVID-19 vaccinations progress globally and governments continue to roll back restrictions and protective measures that influence the markets in which we operate. The speed of recovery will depend on industry-specific factors as further outlined below and a variety of other factors beyond our control, including the global rollout of vaccines and the possibility of resurgence of COVID-19 (including any variants) and its effects on the global economy.

We expect the following in our Titanium Dioxide segment: (i) strong demand from our functional products with potential supply limitations as we restore our production to pre-pandemic levels; (ii) continued recovery for our specialty products, which have a longer recovery than demand for our functional products as our specialty business continues to be more sensitive to the impacts of COVID-19; (iii) TiO2 price increases driven by supply and demand dynamics across all regions, low inventory levels, and recovery of increased costs, primarily feedstocks and energy; and (iv) benefit from our 2020 business improvement program.

We expect the following in our Performance Additives segment: (i) sequential increase in volumes across the segment due to normal seasonal demand trends and continued recovery from COVID-19; (ii) rising cost of energy and shipping costs which will be offset by increases in pricing; (iii) product portfolio optimization including increased focus on differentiated product sales; and (iv) benefit from our 2020 business improvement program.

During the third quarter of 2020, we announced our 2020 business improvement program that will save approximately $55 million compared to 2019. We expect that this program will be fully implemented by the end of 2022. We realized approximately $16 million of savings during 2020 and we recognized an incremental $9 million during the first quarter of 2021.

During the second quarter of 2021, we entered into an agreement to sell our water treatment business for approximately $6 million in cash. The water treatment business is a part of our Performance Additives segment. The transaction is expected to close during the second quarter of 2021.

We expect total capital expenditures in 2021 to be $75 million to $85 million. This includes maintenance capital expenditures and the cost of implementing business improvement projects.

We expect our corporate and other costs will be approximately $45 million in 2021.

Results of Operations

The following table sets forth our consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020	% Change
Revenues	$553	$532	4%
Cost of goods sold	500	471	6%
Operating expenses(4)	44	42	5%
Restructuring, impairment and plant closing and transition costs	14	7	100%
Operating (loss) income	(5)	12	NM
Interest expense, net	(15)	(10)	(50%)
Other income	5	4	25%
(Loss) income before income taxes	(15)	6	NM
Income tax (expense) benefit	(5)	2	NM
Net (loss) income	(20)	8	NM
Reconciliation of net income (loss) to adjusted EBITDA:
Interest expense, net	15	10	50%
Income tax expense (benefit)	5	(2)	NM
Depreciation and amortization	31	28	11%
Net income attributable to noncontrolling interests	(1)	(1)	—%
Other adjustments:
Business acquisition and integration expenses	—	1
(Gain) loss on disposition of business/assets	—	2
Certain legal expenses/settlements	1	—
Amortization of pension and postretirement actuarial losses	3	3
Net plant incident costs	1	1
Restructuring, impairment and plant closing and transition costs	14	7
Adjusted EBITDA(1)	$49	$57

Net cash used in operating activities	$(15)	$(58)	(74%)
Net cash used in investing activities	(15)	(27)	(44%)
Net cash (used in) provided by financing activities	(2)	56	NM
Capital expenditures	(12)	(31)	(61%)

	Three Months Ended	Three Months Ended
(Dollars in millions, except per share amounts)	March 31, 2021	March 31, 2020
Reconciliation of net (loss) income to adjusted net (loss) income attributable to Venator Materials PLC ordinary shareholders:
Net (loss) income	$(20)	$8
Net income attributable to noncontrolling interests	(1)	(1)
Other adjustments:
Business acquisition and integration expenses	—	1
(Gain) loss on disposition of business/assets	—	2
Certain legal expenses/settlements	1	—
Amortization of pension and postretirement actuarial losses	3	3
Net plant incident costs	1	1
Restructuring, impairment and plant closing and transition costs	14	7
Income tax adjustments(3)	$3	$(9)
Adjusted net income attributable to Venator Materials PLC ordinary shareholders(2)	$1	$12

Weighted-average shares - basic	107.1	106.7
Weighted-average shares - diluted(5)	107.7	106.7

Net loss attributable to Venator Materials PLC ordinary shareholders per share:
Basic	(0.20)	0.07
Diluted(5)	(0.20)	0.07

Other non-GAAP measures:
Adjusted net income per share(2):
Basic	0.01	0.11
Diluted	0.01	0.11

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

(3)Income tax expense is adjusted by the amount of additional tax expense or benefit that we would accrue if we used non-GAAP results instead of GAAP results in the calculation of our tax liability, taking into consideration our tax structure. We use a normalized effective tax rate of 35%, which reflects the weighted average tax rate applicable under the various jurisdictions in which we operate. This non-GAAP tax rate eliminates the effects of non-recurring and period specific items which are often attributable to restructuring and acquisition decisions and can vary in size and frequency. This rate is subject to change over time for various reasons, including changes in the geographic business mix, valuation allowances, and changes in statutory tax rates.

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

(5)The potentially dilutive impact of share-based awards was excluded from the calculation of net loss per share for the three months ended March 31, 2021 because there is an anti-dilutive effect as we are in a net loss position.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, net loss was $20 million on revenues of $553 million, compared with net income of $8 million on revenues of $532 million for the same period in 2020. The unfavorable variance of $28 million was the result of the following items:

•Revenues for the three months ended March 31, 2021 increased by $21 million, or 4%, as compared with the same period in 2020. The increase was due to a $12 million increase in revenue in our Titanium Dioxide segment and a $9 million increase in revenue in our Performance Additives segment. See "—Segment Analysis" below.

•Our operating expenses for the three months ended March 31, 2021 increased by $2 million, or 5%, as compared with the same period in 2020 primarily due to increased personnel costs of $3 million driven by timing of payments, and unfavorable impact of foreign exchange rates, partially offset by $5 million of benefit from our 2020 business improvement program in the first quarter of 2021.

•Restructuring, impairment and plant closing and transition costs for the three months ended March 31, 2021 increased to $14 million from $7 million for the same period in 2020. For more information concerning restructuring and plant closing activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•Our income tax expense for the three months ended March 31, 2021 was $5 million compared to a $2 million benefit for the same period in 2020. Our income taxes are significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 9. Income Taxes" of the notes to unaudited condensed consolidated financial statements.

Segment Analysis

	Three Months Ended		Percent Change Favorable (Unfavorable)
	March 31,
(Dollars in millions)	2021	2020
Revenues
Titanium Dioxide	$414	$402	3%
Performance Additives	139	130	7%
Total	$553	$532	4%
Adjusted EBITDA
Titanium Dioxide	$40	$46	(13%)
Performance Additives	23	22	5%
	63	68	(7%)
Corporate and other	(14)	(11)	(27%)
Total	$49	$57	(14%)

	Three Months Ended March 31, 2021 vs. 2020
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Titanium Dioxide	(1%)	6%	(1%)	(1%)
Performance Additives	—%	4%	2%	1%

(1)Excludes revenues from tolling arrangements, by-products and raw materials.
(2)Excludes sales volumes of by-products and raw materials.

Titanium Dioxide

The Titanium Dioxide segment generated revenues of $414 million for the three months ended March 31, 2021, an increase of $12 million, or 3%, compared to the same period in 2020. The increase was primarily due to a 6% favorable impact from foreign currency translation, primarily between the Euro and the U.S. Dollar, partially offset by a 1% decline in TiO2 sales volumes, a 1% decrease in average local currency selling prices and a 1% unfavorable impact due to mix and other.

Adjusted EBITDA for the Titanium Dioxide segment was $40 million for the three months ended March 31, 2021, a decrease of $6 million, or 13%, compared to the same period in 2020. The decrease was primarily attributable to an $11 million increase from higher raw material, energy and shipping costs, partially offset by $5 million of benefits from our 2020 business improvement program and $3 million net benefit from foreign currency translation.

Performance Additives

The Performance Additives segment generated revenues of $139 million for the three months ended March 31, 2021, an increase of $9 million, or 7%, compared to the same period in 2020. The increase was primarily attributable to a 4% favorable impact of foreign currency translation, primarily between the Euro and the U.S. Dollar, a 2% favorable impact of mix and other and a 1% increase in volumes.

Adjusted EBITDA for the Performance Additives segment was $23 million for the three months ended March 31, 2021, an increase of $1 million, or 5%, compared to the same period in 2020. The increase was primarily attributable to the increase in sales during the period and $2 million of benefits from our 2020 business improvement program, partially offset by the negative overall impact of foreign currency translation on our costs.

Corporate and other

Corporate and other represents expenses which are not allocated to our segments. Losses from Corporate and other were $14 million in the three months ended March 31, 2021, or $3 million higher compared to the same period in 2020. This was primarily due to an increase in personnel costs in the first quarter of 2021 compared to the same period of 2020, driven by the timing of payments and an unfavorable variance in foreign exchange rates compared to the prior year, partially offset by $2 million of benefit from our 2020 business improvement program.

Liquidity and Capital Resources

The COVID-19 pandemic had a significant impact on our liquidity during 2020 and we took active measures to manage our cash flows during the pandemic. These measures included our COVID-19 response program put into place during 2020, whereby savings were realized through managing our production network to align with customer demand, managing our inventories and reducing planned capital expenditures during 2020. We expect that the cost savings from our COVID-19 response program will be replaced by savings from our 2020 business improvement program which began in the third quarter of 2020. We are cautiously optimistic about the global economic recovery from the impacts of the COVID-19 pandemic and its effect on our liquidity and cash flow, and we expect our efforts to manage our cash flows to enable us to better respond to any recurrence of the pandemic and its effects on the economy.

We had cash and cash equivalents of $187 million and $220 million as of March 31, 2021 and December 31, 2020, respectively. We have an ABL Facility with an available aggregate principal amount of up to $350 million. Availability to borrow under the ABL Facility is subject to a borrowing base calculation comprising both accounts receivable and inventory in the U.S., Canada, the U.K. and Germany and only accounts receivable in France and Spain. Thus, the base calculation may fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. The borrowing base calculation as of March 31, 2021 is approximately $281 million, of which $247 million is available to be drawn as a result of approximately $35 million of letters of credit issued and outstanding at March 31, 2021.

Our financing arrangements also include borrowings of $375 million under the Term Loan Facility, $225 million of Senior Secured Notes, and $375 million of Senior Unsecured Notes, issued by our subsidiaries Venator Finance S.à r.l. and Venator Materials LLC (the "Issuers"). We have a related-party note payable to Huntsman for a liability pursuant to the tax matters agreement entered into at the time of the separation of which $17 million has been presented as Noncurrent payable to affiliate and $3 million is included within accounts payable to affiliates on our unaudited condensed consolidated balance sheets.

Items Impacting Short-Term and Long-Term Liquidity
Our liquidity can be significantly impacted by various factors in addition to those described below. The following matters had, or are expected to have, a significant impact on our liquidity:

•Cash outflows from accounts receivable and inventory, net of cash inflows from accounts payable, as reflected in our unaudited condensed consolidated statements of cash flows decreased by $63 million for the three months ended March 31, 2021 as compared to the same period in the prior year. We expect our working capital to be a use of liquidity in 2021.

•We expect total capital expenditures in 2021 to be $75 million to $85 million. This includes maintenance capital expenditures and the cost of implementing business improvement projects.

•During the three months ended March 31, 2021, we made contributions to our pension and postretirement benefit plans of $10 million. During the second quarter of 2021, we expect to contribute an additional amount up to $6 million to these plans. We are currently engaged in a valuation for our largest pension plan which will determine the contributions for the remainder of 2021 and future periods.

•We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2021, we had $27 million of accrued restructuring costs of which $19 million is classified as current. We expect to incur additional restructuring and plant closing costs of approximately $23 million, $2 million of which are for noncash charges, and pay approximately $25 million through the remainder of 2021. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

•During the third quarter of 2020, we announced our 2020 business improvement program that will save approximately $55 million compared to 2019. We expect that this program will be fully implemented by the end of 2022. We realized approximately $16 million of savings during 2020 and we recognized an incremental $9 million during the first quarter of 2021.

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

We have $945 million in debt outstanding under our $358 million Term Loan Facility, $215 million of 9.5% Senior Secured Notes due 2025 and $372 million of 5.75% Senior Unsecured Notes due 2025. Through March 31, 2021, we are in compliance with all applicable financial covenants included in the terms of our Senior Credit Facility, Senior Secured Notes and Senior Unsecured Notes. As of March 31, 2021 and December 31, 2020, we had $7 million, each, classified as current portion of debt.

As of March 31, 2021 and December 31, 2020, we had $21 million and $15 million, respectively, of cash and cash equivalents held outside of the U.K., U.S. and Europe, including our variable interest entities. As of March 31, 2021, our non-U.K. subsidiaries have no plan to distribute funds in a manner that would cause them to be subject to U.K., U.S., or other local country taxation.

Cash Flows for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net cash used in operating activities was $15 million for the three months ended March 31, 2021, compared to $58 million for the three months ended March 31, 2020. The favorable variance in net cash used in operating activities for the three months ended March 31, 2021 compared with the same period in 2020 was primarily attributable to a $65 million favorable variance in cash flows from changes in operating assets and liabilities inclusive of a $67 million positive variance from accounts payable, partially offset by a $22 million decrease in cash inflows from net income.

Net cash used in investing activities was $15 million for the three months ended March 31, 2021, compared to $27 million for the three months ended March 31, 2020. The decrease in net cash used in investing activities was primarily attributable to a decrease in capital expenditures of $19 million.

Net cash used in financing activities was $2 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $56 million for the three months ended March 31, 2020. The unfavorable variance in net cash (used in) provided by financing activities for the three months ended March 31, 2021 compared with the same period in 2020 was primarily attributable to net cash inflows in the first quarter of 2020 including $63 million of proceeds from short-term debt in the first quarter of 2020, as a result of a draw on our revolving line of credit during that period.

Changes in Financial Condition

The following information summarizes our working capital as of March 31, 2021 and December 31, 2020:

(Dollars in millions)	March 31, 2021	December 31, 2020	Increase (Decrease)	Percent Change
Cash and cash equivalents	$187	$220	$(33)	(15%)
Accounts and notes receivable, net	365	324	41	13%
Accounts receivable from affiliates	1	—	1	NM
Inventories	439	440	(1)	—%
Prepaid expenses	19	24	(5)	(21%)
Other current assets	46	49	(3)	(6%)
Total current assets	$1,057	$1,057	$—	—%
Accounts payable	283	240	43	18%
Accounts payable to affiliates	20	22	(2)	(9%)
Accrued liabilities	100	118	(18)	(15%)
Current operating lease liability	8	8	—	—
Current portion of debt	7	7	—	—%
Total current liabilities	$418	$395	$23	6%
Working capital	$639	$662	$(23)	(3%)

Our working capital decreased by $23 million as a result of the net impact of the following significant changes:

•Cash and cash equivalents decreased by $33 million primarily due to $15 million of cash outflows due to operating activities, $15 million of cash outflows for investing activities primarily for capital expenditures in the first quarter of 2021, and outflows of $2 million for financing activities.
•Accounts receivable increased by $41 million, or 13%, from December 31, 2020 to March 31, 2021. This increase is as a result of the increase in sales from the fourth quarter of 2020 to the first quarter of 2021, and an incremental $7 million of VAT receivable due to the implementation of new VAT arrangements as a result of Brexit.
•Inventory decreased $1 million at March 31, 2021 as compared to the prior year-end, reflecting a decrease in finished goods of $15 million driven by strong customer demand outpacing production, and a $14 million increase in raw materials driven by the timing of ore shipments.
•Accounts payable increased by $43 million primarily as a result of the timing of payments and receipt of raw material shipments.
•Accrued liabilities decreased by $18 million primarily due to a decrease in accrued compensation and accrued interest as a result of the timing of payments, partially offset by an increase in accrued restructuring. For more information concerning restructuring and plant closing activities, see "Note 6. Restructuring, Impairment, and Plant Closing and Transition Costs" of the notes to unaudited condensed consolidated financial statements.

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

Environmental, Health and Safety Matters

As noted in the 2020 Form 10-K, specifically within "Part I. Item 1. Business—Environmental, Health and Safety Matters" and "Part I. Item 1A. Risk Factors," we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition. For a discussion of EHS matters, see "Note 12. Environmental, Health and Safety Matters" of the notes to unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" of the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements. There have been no changes to our critical accounting policies or estimates. See the Company’s critical accounting policies in "Part 2. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in the 2020 Form 10-K.

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

The carrying value of our floating rate debt is $358 million at March 31, 2021. A hypothetical 1% increase in interest rates on our floating rate debt as of March 31, 2021, would increase our interest expense by approximately $4 million on an annualized basis.

Foreign Exchange Rate Risk

We are exposed to market risks associated with foreign exchange. Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. At March 31, 2021 and December 31,

2020, we had $73 million and $77 million, respectively, notional amount (in U.S. Dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

In August 2019, we entered into three cross-currency swaps which notionally exchanged $200 million at a fixed rate of 5.75% for €181 million on which a weighted average rate of 3.73% is payable. The cross-currency swaps have been designated as cash flow hedges of a fixed rate U.S. Dollar intercompany loan and the economic effect is to eliminate uncertainty on the U.S. Dollar cash flows. The cross-currency swaps are set to mature July 2024, which is the best estimate of the repayment date on the intercompany loan.

During 2021, the changes in accumulated other comprehensive loss associated with these cash flow hedging activities was a loss of $6 million.

Commodity Price Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative instruments in place as of March 31, 2021 and December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13-a 15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
On May 8, 2019, we filed a "special appearance" in the Dallas District Court action contesting the court’s jurisdiction over the Company and a motion to transfer venue to Montgomery County, Texas and on June 7, 2019 we and certain defendants filed motions to dismiss. On July 9, 2019, a hearing was held on certain of these motions, which were subsequently denied. On January 21, 2020, the Court of Appeals for the Fifth District of Texas reversed the Dallas District Court’s order that denied the special appearances of Venator and certain other defendants, and rendered judgment dismissing the claims against Venator and certain other defendants for lack of jurisdiction. The Court of Appeals also remanded the case for the Dallas District Court to enter an order transferring the claims against Huntsman to the Montgomery County District Court. On March 19, 2020, plaintiffs from the Dallas District Court case filed suit in New York State Court (New York County) against Venator and the other defendants dismissed from the Dallas District Court case, making substantially the same allegations as were filed in the Dallas District Court. On July 31, 2020, Venator and the other defendants filed a motion to dismiss all claims in the New York State Court case. On March 22, 2021, the New York State Court entered an order dismissing the individual claims of plaintiffs with prejudice as time-barred, and without prejudice to the rights of the putative class. On April 22, 2021, plaintiffs filed a notice of appeal regarding the dismissal by the New York State Court.
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

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" of our 2020 Form 10-K. In addition to these risk factors, the following risk factor is applicable to us:

Restrictions on disposal of waste from our manufacturing processes could result in higher costs and negatively impact our ability to operate our manufacturing facilities.

A variety of materials are generated by our manufacturing processes, some of which are saleable as products or byproducts and others of which are not and must be reused or disposed of as waste. Storage, transportation, reuse and disposal of waste are generally regulated by governmental authorities in the jurisdictions in which we operate. If existing arrangements for reuse or disposal of waste cease to be available to us, as a result of new rules, regulations or interpretations thereof, exhaustion of reclamation activities, landfill closures, or otherwise, we will need to find new arrangements for reuse or disposal, which could result in increased costs to us and negatively impact our consolidated financial statements. For example, gypsum is generated by our TiO2 manufacturing facilities that use the sulfate process, such as those at Scarlino, Italy and Teluk Kalong, Malaysia. The gypsum from our Scarlino facility is currently used in the reclamation of a nearby former quarry and our existing permit allows continued use of the quarry for approximately a further 12 months. In April 2021, we were denied approval to use gypsum for reclamation at another quarry that would have provided us several more years of capacity. We are currently pursuing actions (including reduction in gypsum production, increased gypsum sales and, subject to approval, use of additional storage capacity at existing locations) that would provide additional near-term capacity while we continue to pursue other longer-term options. However, such options generally require governmental approval and there can be no assurance that such approvals will be received in a timely manner or at all. Any classification of waste material produced at our facilities as hazardous is likely to have an adverse impact on obtaining such approvals. Failure to find viable new disposal arrangements for these materials, including those originating at our Scarlino, Italy site, could significantly impact our manufacturing operations, up to and including the temporary or permanent closure of related manufacturing facilities.

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

VENATOR MATERIALS PLC (Registrant)

Date:	May 6, 2021	By:	/s/ Kurt D. Ogden
Kurt D. Ogden
Executive Vice President and Chief Financial Officer

Date:	May 6, 2021	By:	/s/ Stephen Ibbotson
Stephen Ibbotson
Vice President and Controller